Form 10-Q
period 2018-08-31
VADO CORP.
filed 2018-10-18
CIK 1700849

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2018

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-222593

VADO CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

7389

(Primary Standard Industrial Classification Code Number)

30-0968244

(IRS Employer Identification No.)

Dlhá 816/9

Nitra, Slovakia 94901

Tel: (421)-372302900

(Address and telephone number of registrant's executive office)

1 | Page

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES [ ] NO [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes [   ] No [   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 9, 2018
Common Stock, $0.001	2,085,000

2 | Page

3 | Page

VADO CORP. BALANCE SHEETS
	Unaudited AUGUST 31, 2018	Audited NOVEMBER 30, 2017
ASSETS
Current Assets
Cash	$ 3,361	$ 8,908
Total current assets	3,361	8,908
Non-current Assets
Equipment, net	13,915	-
Computer	938	-
	14,853
Total Assets	$ 18,214	$ 8,908

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from related parties	$ 13,724	$ 9,724
Accounts payable	7,000	2,500
Total current liabilities	20,724	12,224
Total Liabilities	20,724	12,224
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
2,085,000 shares issued and outstanding (2,000,000 shares issued and outstanding as of November 30, 2017)	2,085	2,000
Additional Paid-In-Capital	1,615	-
Accumulated Deficit	(6,210)	(5,316)
Total Stockholders’ equity (deficit)	(2,510)	(3,316)

Total Liabilities and Stockholders’ equity (deficit)	$ 18,214	$ 8,908

The accompanying notes are an integral part of these financial statements.

4 | Page

VADO CORP. STATEMENTS OF OPERATIONS
	Unaudited Three months ended August 31, 2018	Unaudited Three months ended August 31, 2017	Unaudited Nine months ended August 31, 2018	Unaudited For the period from Inception (February 10, 2017) to August 31, 2017
Revenue	$ 4,284	$ -	$ 10,284	$ -

Operating expenses
Cost of goods sold	-	-	650	-
General and administrative expenses	5,068	45	10,528	284
Net Income (loss) from operations	(784)	(45)	(894)	(284)
Income (Loss) before provision for income taxes	(784)	(45)	(894)	(284)

Provision for income taxes	-	-	-	-

Net income (loss)	$ (784)	$ (45)	$ (894)	$ (284)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,007,826	782,608	2,002,627	354,679

The accompanying notes are an integral part of these financial statements.

5 | Page

VADO CORP. STATEMENTS OF CASH FLOWS
	Unaudited Nine months ended August 31, 2018	Unaudited For the period from Inception (February 10, 2017) to August 31, 2017
Cash flows from Operating Activities
Net loss	$ (894)	$ (284)
Depreciation expenses	1,397
Change in accounts payable	4,500	-
Net cash provided (used) by operating activities	5,003	(284)

Cash flows from Investing Activities
Purchase of fixed assets	$ 16,250	$ -
Net cash used in investing activities	(16,250)	-

Cash flows from Financing Activities
Proceeds from sale of common stock	1,700	2,000
Proceeds of loan from shareholder	4,000	6,924
Net cash provided by financing activities	5,700	8,924
Net increase (decrease) in cash and equivalents	(5,547)	8,640
Cash and equivalents at beginning of the period	8,908	-
Cash and equivalents at end of the period	3,361	$ 8,640
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

VADO CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE NINE MONTH ENDED AUGUST 31, 2018 AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 10, 2017) TO AUGUST 31, 2017

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

VADO CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 10, 2017. The Company  commences operations in the embroidery business in the European Union.

The Company has adopted November 30 fiscal year end.

The preparation of unaudited condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The unaudited interim condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended November 30, 2017. The results of the nine months ended August 31, 2018 are not necessarily indicative of the results to be expected for the full year ending November 30, 2018.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of August 31, 2018 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 10, 2017) to August 31, 2018 of $6,210. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

7 | Page

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Fair values of financial instruments

The Company adopted ASC 820 “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available.  The three levels are defined as follow:

·	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

·

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

·	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value.

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At August 31, 2018 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

8 | Page

Stock-Based Compensation

As of August 31, 2018, the Company has not issued any stock-based payments to its employees.

Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

New Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The ASU requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the set) is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The standard also narrows the definition of outputs. The definition of a business affects areas of accounting such as acquisitions, disposals and goodwill.

Under the new guidance, fewer acquired sets are expected to be considered businesses. This ASU is effective January 1, 2018 on a prospective basis with early adoption permitted. The Company will apply this guidance to applicable transactions after the adoption date.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This ASU is effective prospectively to impairment tests beginning January 1, 2020, with early adoption permitted. The Company will apply this guidance to applicable impairment tests after the adoption date.

Revenue Recognition

We adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”, and all related interpretations for recognition of our revenue from tours and consulting services. Previously we recorded revenue based on ASC Topic 605. Adoption of new accounting standard did not have any material impact on our reported revenue.

Revenue is recognized when the following criteria are met:

-

Identification of the contract, or contracts, with customer;

-

Identification of the performance obligations in the contract;

-

Determination of the transaction price;

-

Allocation of the transaction price to the performance obligations in the contract; and

-

Recognition of revenue when, or as, we satisfy performance obligation.

The Company has evaluated all the recent accounting pronouncements and determined that there are no other accounting pronouncements that will have a material effect on the Company’s financial statements.

9 | Page

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 3 years. The company purchased a computer for $1,250 on December 4, 2017. As of August 31, 2018, depreciation amount was $312 and net of accumulated depreciation was $938.

On April 21, 2018, the Company purchased Embroidery Machine for $15,000. This equipment is stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 5 years. As of August 31, 2018, depreciation amount was $1,085 and net of accumulated depreciation was $13,915.

Revenue

The Company has generated $10,284 in revenue to date. The company’s revenue source is from its embroidery business. The Company offers embroidery products that include the embroidery not only on cut, but also on finished products such as work wear, pennants, t-shirts, jerseys, sweatshirts, baseball caps, windbreakers, coveralls, uniforms, towels, hats, jackets, linen, blankets, and others.

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On July 27, 2017, the Company issued 2,000,000 shares of its common stock at $0.001 per share for total proceeds of $2,000. In August 2018, the Company issued 85,000 shares of its common stock at $0.02 per share for total proceeds of $1,700.

As of August 31, 2018, the Company had 2,085,000 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since February 10, 2017 (Inception) through August 31, 2018, the Company’s sole officer and director loaned the Company $13,724 to pay for incorporation costs and operating expenses.  As of August 31, 2018, the amount outstanding was $13,724. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from August 31, 2018 to the date the financial statements were issued and has determined that there are no items to disclose.

10 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

DESCRIPTION OF BUSINESS

Vado Corp. was incorporated in the State of Nevada on February 10, 2017 and established a fiscal year end of November 30. We have limited revenues, have minimal assets and have incurred losses since inception. We were formed to engage in the embroidery business. We are still in the development stage and just recently stared our operations. As of today, we have commenced manufacturing the embroidery and generated $10,284 in revenues.

We offer embroidery products that include the embroidery not only on cut, but also on finished products such as work wear, pennants, t-shirts, jerseys, sweatshirts, baseball caps, windbreakers, coveralls, uniforms, towels, hats, jackets, linen, blankets, and others.  We purchased 8-head embroidery machine that operates through the computer, and which allows to embroider simultaneously eight items.

 RESULTS OF OPERATIONS

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three months ended August 31, 2018 compared to three months August 31, 2017.

During three months ended August 31, 2018 we have generated $4,284 in revenue compared to none during three months ended August 31, 2017.

During the three months ended August 31, 2018, we incurred expenses of $5,068 compared to $45 incurred during the three-month period ended August 31, 2017.

Our net loss for the three months ended August 31, 2018 was $784 compared to a net loss of $45 during the three-month period ended August 31, 2017.

11 | Page

Nine months ended August 31, 2018 compared to the period from Inception (February 10, 2017) to August 31, 2017.

During nine months ended August 31, 2018 we have generated $10,284 in revenue compared to none during the period from Inception (February 10, 2017) to August 31, 2017.

During the nine months ended August 31, 2018, we incurred expenses of $11,178 compared to $284 incurred during the period from Inception (February 10, 2017) to August 31, 2017.

Our net loss for the nine months ended August 31, 2018 was $894 compared to a net loss of $284 during the period from Inception (February 10, 2017) to August 31, 2017.

As of August 31, 2018, our total assets were $18,214 compared to $8,908 in total assets at November 30, 2017. As of August 31, 2018, our total liabilities were $20,724 compared to $12,224 in total liabilities at November 30, 2017.

Stockholders’ equity decreased from $3,316 as of November 30, 2017 to $2,510 as of August 31, 2018.

Cash Flows used by Operating Activities

For the nine-month period ended August 31, 2018, net cash flows used in operating activities was $5,003. Net cash flows used in operating activities was $284 for the period from Inception (February 10, 2017) to August 31, 2017.

Cash Flows used by Investing Activities

We used $16,250 in investing activities for the nine-month period ended August 31, 2018 compared to none for the period from Inception (February 10, 2017) to August 31, 2017.

 During the nine-month period ended August 31, 2018 the Company purchased a computer and eight-head embroidery machine.

Cash Flows from Financing Activities

For the nine-month period ended August 31, 2018, net cash flows from financing activities was $5,700 received from proceeds from issuance of common stock and loan from the related party compared to $8,924 for the period from Inception (February 10, 2017) to August 31, 2017.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

12 | Page

GOING CONCERN

The independent registered public accounting firm auditors' report accompanying our November 30, 2017 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures were effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the three-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

13 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended August 31, 2018.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1  Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certification pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VADO CORP.
Dated: October 18, 2018	By: /s/ Dusan Konc
Dusan Konc, President and Chief Executive Officer and Chief Financial Officer

14 | Page