Form 10-K
period 2018-11-30
VADO CORP.
filed 2019-02-11
CIK 1700849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended NOVEMBER 30, 2018

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-222593

VADO CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

7389

(Primary Standard Industrial Classification Code Number)

30-0968244

(IRS Employer Identification No.)

Dlhá 816/9

Nitra, Slovakia 94901

Tel: (421)-372302900

 (Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

1 | Page

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of February 8, 2019, the registrant had 3,355,500 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of February 8, 2019.

2 | Page

3 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean VADO CORP., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

DESCRIPTION OF BUSINESS

Vado Corp. was incorporated in the State of Nevada on February 10, 2017 and established a fiscal year end of November 30. We have limited revenues, have minimal assets and have incurred losses since inception. We were formed to engage in the embroidery business. We are still in the development stage and just recently started our operations. As of today, we have commenced manufacturing the embroidery and generated $15,284 in revenues.

We offer embroidery products that include the embroidery not only on cut, but also on finished products such as work wear, pennants, t-shirts, jerseys, sweatshirts, baseball caps, windbreakers, coveralls, uniforms, towels, hats, jackets, linen, blankets, and others.  We purchased an 8-head embroidery machine that operates through the computer, and which allows us to embroider simultaneously eight items.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

4 | Page

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of February 8, 2019 the 3,355,500 issued and outstanding shares of common stock were held by a total of 30 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

5 | Page

RESULTS OF OPERATIONS

As of November 30, 2018, our accumulated deficit was $5,845. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended NOVEMBER 30, 2018 compared to the period from Inception (February 10, 2017) to November 30, 2017

Revenue

During the year ended November 30, 2018, the Company generated $15,284 in revenue compared to $-0- for the period from Inception (February 10, 2017) to November 30, 2017. Total costs of the revenue were $1,102 for the year ended November 30, 2018.

Operating Expenses

During the year ended November 30, 2018, we incurred total expenses and professional fees of $14,711 compared to 5,316 for the period from Inception (February 10, 2017) to November 30, 2017. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the year ended November 30, 2018 was $529 compared to $5,316 for the period from Inception (February 10, 2017) to November 30, 2017.

LIQUIDITY AND CAPITAL RESOURCES

As at November 30, 2018 our current assets were $27,990 compared to $8,908 in current assets at November 30, 2017.  As at November 30, 2018 our total assets were $41,989 compared to $8,908 in total assets at November 30, 2017.  As at November 30, 2018, our current liabilities were $18,724 compared to $12,224 as of November 30, 2017.

Stockholders’ equity was $23,265 as of November 30, 2018 compared to stockholders’ deficit of $3,316 as of November 30, 2017.

Cash Flows from Operating Activities

For the year ended November 30, 2018, net cash flows provided by operating activities was $4,074, consisting of net loss of $529, increase in inventory of $148, accounts payable of $2,500 and amortization expenses of $2,251.

For the period from Inception (February 10, 2017) to November 30, 2017, net cash flows used in operating activities was $2,816, consisting of net loss of $5,316  and accounts payable of $2,500.

Cash Flows from Investing Activities

Cash flows used in investing activities during year ended November 30, 2018 was $16,250 compared to none  during year ended November 30, 2017.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended November 30, 2018 were $31,110, consisting of $4,000 loan from shareholder and $27,110 from proceed form issuance of common stock.

Cash flows provided by financing activities during the period from Inception (February 10, 2017) to November 30, 2017 were $11,724, consisting of $9,724 loan from shareholder and $2,000 form proceeds from sale of common stock.

6 | Page

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	F-1
Balance Sheets as of November 30, 2018 and November 30, 2017	F-2
Statements of Operations for the year ended November 30, 2018 and for the period from Inception (February 10, 2017) to November 30, 2017	F-3
Statement of Changes in Stockholders’ Equity for the year ended November 30, 2018 and for the period from Inception (February 10, 2017) to November 30, 2017	F-4
Statements of Cash Flows for the year ended November 30, 2018 and for the period from Inception (February 10, 2017) to November 30, 2017	F-5
Notes to the Financial Statements	F-6 -F-8

7 | Page

AJ Robbins CPA, LLC

Certified Public Accountant

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vado Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vado Corp. (the Company) as of November 30, 2017 and 2018 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the period from February 10 , 2017 (inception) to November 30, 2017, and for the year ended November 30, 2018 and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2017 and 2018, and the results of its operations and its cash flows for the period from February 10 , 2017 (inception) to November 30 , 2017, and for the year ended November 30, 2018 in conformity with accounting principles generally accepted in the United States of America.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has had limited revenue, and sustained losses since inception that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2017.
Denver, Colorado February 6, 2019

aj@ajrobbins.com

400 South Colorado Blvd, Suite 870, Denver, Colorado 80246 (B)303-537-5898  (M)720-339-5566  (F)303-586-6261

8 | Page

VADO CORP. BALANCE SHEETS
	NOVEMBER 30, 2018	NOVEMBER 30, 2017
ASSETS
Current Assets
Cash	$ 27,842	$ 8,908
Inventory	148
Total current assets	27,990	8,908
Non-current Assets
Equipment, net	13,165	-
Computer, net	834	-
	13,999
Total Assets	$ 41,989	$ 8,908

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from related parties	$ 13,724	$ 9,724
Accounts payable	5,000	2,500
Total current liabilities	18,724	12,224
Total Liabilities	18,724	12,224
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,355,500 shares issued and outstanding (2,000,000 shares issued and outstanding as of November 30, 2017)	3,355	2,000
Additional Paid-In-Capital	25,755	-
Accumulated Deficit	(5,845)	(5,316)
Total Stockholders’ equity (deficit)	23,265	(3,316)

Total Liabilities and Stockholders’ equity (deficit)	$ 41,989	$ 8,908

The accompanying notes are an integral part of these financial statements.

9 | Page

VADO CORP. STATEMENTS OF OPERATIONS
	- Year ended November 30, 2018	For the period from Inception (February 10, 2017) to November 30, 2017
Revenue	$ 15,284	$ -

Operating expenses
Cost of goods sold	1,102	-
General and administrative expenses	14,711	5,316
Total Operating Expenses	(15,813)	(5,316)
Income (Loss) before provision for income taxes	(529)	(5,316)

Provision for income taxes	-	-

Net income (loss)	$ (529)	$ (5,316)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	2,202,041	850,340

The accompanying notes are an integral part of these financial statements.

10 | Page

VADO CORP. STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION (FEBRUARY 10, 2017) to NOVEMBER 30, 2018
	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total
Balance at February 10, 2017, Inception	-	$ -	$ -	$ -	$ -
Shares issued at $0.001	2,000,000	2,000	-	-	2,000
Net income (loss) for the year	-	-	-	(5,316)	(5,316)
Balances as of November 30, 2017	2,000,000	2,000	-	$ (5,316)	$ (3,316)
Shares issued at $0.02	1,355,500	1,355	25,755	-	27,110
Net income (loss) for the year	-	-	-	(529)	(529)
Balances as of November 30, 2018	3,355,500	3,355	25,755	$ (5,845)	$ 23,265

The accompanying notes are an integral part of these financial statements.

11 | Page

VADO CORP. STATEMENTS OF CASH FLOWS
	Audited Year ended November 30, 2018	Audited For the period from Inception (February 10, 2017) to November 30, 2017
Cash flows from Operating Activities
Net loss	$ (529)	$ (5,316)
Depreciation expenses	2,251	-
Increase in inventory	(148)	-
Change in accounts payable	2,500	2,500
Net cash provided (used) by operating activities	4,074	(2,816)

Cash flows from Investing Activities
Purchase of fixed assets	16,250	-
Net cash used in investing activities	(16,250)	-

Cash flows from Financing Activities
Proceeds from sale of common stock	27,110	2,000
Proceeds of loan from shareholder	4,000	9,724
Net cash provided by financing activities	31,110	11,724
Net increase (decrease) in cash and equivalents	18,934	8,908
Cash and equivalents at beginning of the period	8,908	-
Cash and equivalents at end of the period	27,842	$ 8,908
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

12 | Page

VADO CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR YEARS ENDED NOVEMBER 30, 2018 AND FOR THE PERIOD FROM INCEPTION (FEBRUARY 10, 2017) TO NOVEMBER 30, 2017

(AUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

VADO CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 10, 2017. The Company commenced operations in the embroidery business in the European Union.

The Company has adopted November 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of November 30, 2018 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 10, 2017) to November 30, 2018 of $5,845. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

For certain financial instruments, the carrying amounts reported in the balance sheets for cash and current liabilities, including loans payable, each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest.

13 | Page

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At November 30, 2018 the Company's bank deposits did not exceed the insured amounts.

Inventory

Inventory consists mostly of raw materials and are stated at the lower of cost or fair value on a first-in first-out basis

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Stock-Based Compensation

As of November 30, 2018, the Company has not issued any stock-based payments to its employees.

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

14 | Page

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

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 3 years. The company purchased a computer for $1,250 on December 4, 2017. As of November 30, 2018, depreciation amount was $416 and net of accumulated depreciation was $834.

On April 21, 2018, the Company purchased Embroidery Machine for $15,000. This equipment is stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 5 years. As of November 30, 2018, depreciation amount was $1,835 and net of accumulated depreciation was $13,165.

Revenue

The Company has generated $15,284 in revenue to date. The company’s revenue source is from its embroidery business. The Company offers embroidery products that include the embroidery not only on cut, but also on finished products such as work wear, pennants, t-shirts, jerseys, sweatshirts, baseball caps, windbreakers, coveralls, uniforms, towels, hats, jackets, linen, blankets, and others.

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On July 27, 2017, the Company issued 2,000,000 shares of its common stock at $0.001 per share for total proceeds of $2,000. For the year ended November 30, 2018 the Company issued 1,355,500 shares of its common stock at $0.02 per share for total proceeds of $27,110.

As of November 30, 2018, the Company had 3,355,500 shares issued and outstanding.

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

Since February 10, 2017 (Inception) through November 30, 2018, the Company’s sole officer and director loaned the Company $13,724 to pay for incorporation costs and operating expenses.  As of November 30, 2018, the amount outstanding was $13,724. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – LEASE

On May 14, 2018, the Company signed a Lease Agreement for approximately 25  rentable square meters to place its embroidery machine. The Base Rent amount is $375 per month.

NOTE 7 – LONG TERM PAYMENTS ON ASSETS

On April 21, 208, the Company signed an Equipment Sales and Purchase Agreement and purchased embroidery machine for $15,000. $3,000 was paid as an initial installment payment under the agreement and $ 1,000 is payable each and every month until the 1st day of May 2019, when the last payment under the agreement shall become due and payable. As of November 30, 2018, $5,000 is due under the agreement.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 30, 2018 to the date the financial statements were issued and has determined that there are no items to disclose.

15 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of NOVEMBER 30, 2018. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year November 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address	Age	Position(s)
Dusan Konc	35	President, Secretary
Dlhá 816/9		Chief Financial Officer,
Nitra, Slovakia 94901		Chief Executive Officer,
Sole Director

Our Director Dusan Konc:

Held his offices/positions since the inception of our Company and is expected to hold said offices/positions until the next annual meeting of our stockholders. The officers listed are our only officers and control persons.

16 | Page

BACKGROUND INFORMATION ABOUT OUR SOLE OFFICER AND DIRECTOR

Dusan Konc has acted as our President, Treasurer, Secretary and Director since our incorporation on February 10, 2017. In 2002 Mr. Konc graduated from Police College in Pezinok, Slovakia. In 2002-2005 he studied in Constantine the Philosopher University in Nitra, Slovakia. For the last 7 years, he has been working as a sole proprietor in construction and renovation business. Mr. Konc has never been default with the bank or government and does not have any pending litigations or claims.

Mr. Konc owns 100% of the outstanding shares of our common stock. As such, it was unilaterally decided that Mr. Konc was going to be our President, Chief Executive Officer, Treasurer, Secretary, Chief Financial Officer, Chief Accounting Officer and sole member of our board of directors. This decision did not in any manner relate to Mr. Konc’s previous employments. Mr. Konc’s and previous experience, qualifications, attributes or skills were not considered when he was appointed as our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and member of our board of directors.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years  ended NOVEMBER 30, 2018 and NOVEMBER 30, 2017:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Dusan Konc, President, Secretary and Treasurer	For the period from Inception (February 10, 2017) to November 30, 2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	December 1, 2017 to November 30, 2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As of November 30, 2018, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

17 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of NOVEMBER 30, 2018 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Dusan Konc	2,000,000 shares of common stock (direct)	59.60%

The percent of class is based on 3,355,500 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 27, 2017 the Company issued a total of 2,000,000 shares of common stock to Mr. Dusan Konc for cash at $0.001 per share for a total of $2,000.

Mr. Konc has loaned us funds for operations. The loan was not made pursuant to any loan agreements or promissory note. The loan is unsecured, non-interest bearing and due on demand. The balance due to the Mr. Konc was $13,724 as of November 30, 2018.

Mr. Konc provides our office facilities at zero ($-0-) rent per month.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended NOVEMBER 30, 2018, we incurred approximately $6,000 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended November 30, 2017 and for the reviews of our financial statements for the quarters ended February 28, 2018, May 31, 2018 and August 31, 2018.

18 | Page

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

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

VADO CORP.
Dated: February 8, 2019	By: /s/ Dusan Konc
Dusan Konc, President and Chief Executive Officer and Chief Financial Officer

19 | Page