Form 10-Q
period 2019-02-28
VADO CORP.
filed 2019-03-27
CIK 1700849

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2019

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 27, 2019
Common Stock, $0.001	3,355,000

2 | Page

3 | Page

VADO CORP. BALANCE SHEETS
	Unaudited FEBRUARY 28, 2019	Audited NOVEMBER 30, 2018
ASSETS
Current Assets
Cash	$ 14,912	$ 27,842
Inventory	148	148
Total current assets	15,060	27,990
Non-current Assets
Equipment, net	12,415	13,165
Computer	730	834
	13,145	13,999
Total Assets	$ 28,205	$ 41,989

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from related parties	$ 13,724	$ 13,724
Accounts payable	3,000	5,000
Total current liabilities	16,724	18,724
Total Liabilities	16,724	18,724
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,355,000 shares issued and outstanding	3,355	3,355
Additional Paid-In-Capital	25,755	25,755
Accumulated Deficit	(17,629)	(5,845)
Total Stockholders’ equity (deficit)	11,481	23,265

Total Liabilities and Stockholders’ equity (deficit)	$ 28,205	$ 41,989

The accompanying notes are an integral part of these financial statements.

4 | Page

VADO CORP. STATEMENTS OF OPERATIONS
	Unaudited Three months ended February 28, 2019	Unaudited Three months ended February 28, 2018
Revenue	$ -	$ -

Operating expenses
Cost of goods sold	-	-
General and administrative expenses	11,784	2,821
Net Income (loss) from operations	(11,784)	(2,821)
Income (Loss) before provision for income taxes	(11,784)	(2,821)

Provision for income taxes	-	-

Net income (loss)	$ (11,784)	$ (2,821)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,355,000	2,000,000

The accompanying notes are an integral part of these financial statements.

5 | Page

VADO CORP. STATEMENTS OF CASH FLOWS
	Unaudited Three months ended February 28, 2019	Unaudited Three months ended February 28, 2018
Cash flows from Operating Activities
Net loss	$ (11,784)	$ (2,821)
Depreciation expenses	854	104
Change in accounts payable	(2,000)	(2,500)
Net cash provided (used) by operating activities	(12,930)	(5,217)

Cash flows from Investing Activities
Purchase of fixed assets	$ -	$ 1,250
Net cash used in investing activities	-	(1,250)

Net increase (decrease) in cash and equivalents	(12,930)	(6,467)
Cash and equivalents at beginning of the period	27,842	8,908
Cash and equivalents at end of the period	14,912	$ 2,441
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

VADO CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2019 AND 2018

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

The unaudited interim condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended November 30, 2018. The results of the three months ended February 28, 2019 are not necessarily indicative of the results to be expected for the full year ending November 30, 2019.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of February 28, 2019 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 10, 2017) to February 28, 2019 of $17,629. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At February 28, 2019 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

8 | Page

Stock-Based Compensation

As of February 28, 2019, the Company has not issued any stock-based payments to its employees.

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

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is 3 years. The company purchased a computer for $1,250 on December 4, 2017. As of February 28, 2019, depreciation amount was $520, and net of accumulated depreciation was $730.

On April 21, 2018, the Company purchased Embroidery Machine for $15,000. This equipment is stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is 5 years. As of February 28, 2019, depreciation amount was $2,575 and net of accumulated depreciation was $12,415.

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On July 27, 2017, the Company issued 2,000,000 shares of its common stock at $0.001 per share for total proceeds of $2,000. For the year ended November 30, 2018 the Company issued 1,355,500 shares of its common stock at $0.02 per share for total proceeds of $27,110.

As of February 28, 2019, the Company had 3,355,000 shares issued and outstanding.

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

Since February 10, 2017 (Inception) through February 28, 2019, the Company’s sole officer and director loaned the Company $13,724 to pay for incorporation costs and operating expenses.  As of February 28, 2019, the amount outstanding was $13,724. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 28, 2019 to the date the financial statements were issued and has determined that there are no items to disclose.

9 | Page

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

Three months ended February 28, 2019 compared to three months February 28, 2018.

During three months ended February 28, 2019 and 2018 we did not generate any revenue .

During the three months ended February 28, 2019, we incurred expenses of $11,784 compared to $2,821 incurred during the three-month period ended February 28, 2018.

Our net loss for the three months ended February 28, 2019 was $11,784  compared to a net loss of $2,821 during the three-month period ended February 28, 2018.

10 | Page

As of February 28, 2019, our total assets were $28,205 compared to $41,989 in total assets at November 30, 2018. As of February 28, 2019, our total liabilities were $16,724 compared to $18,724 in total liabilities at November 30, 2018.

Stockholders’ equity decreased from $23,265 as of November 30, 2018 to $11,481 as of February 28, 2019.

Cash Flows used by Operating Activities

For the three-month period ended February 28, 2019, net cash flows used in operating activities was $12,930. Net cash flows used in operating activities was $5,217 for the three-month period ended February 28, 2018.

Cash Flows used by Investing Activities

We did not use any cash flow in investing activities for the three-month period ended February 28, 2019 compared to $1,250 used in investing activities during the three-month period ended February 28, 2018.

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

11 | Page

GOING CONCERN

The independent registered public accounting firm auditors' report accompanying our November 30, 2018financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

12 | Page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended February 28, 2019.

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

VADO CORP.
Dated: March 27, 2019	By: /s/ Dusan Konc
Dusan Konc, President and Chief Executive Officer and Chief Financial Officer

13 | Page