Form 10-Q
period 2019-05-31
VADO CORP.
filed 2019-06-17
CIK 1700849

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2019

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 17, 2019
Common Stock, $0.001	3,355,000

2 | Page

3 | Page

VADO CORP. BALANCE SHEETS
	Unaudited MAY 31, 2019	Audited NOVEMBER 30, 2018
ASSETS
Current Assets
Cash	$ 8,200	$ 27,842
Inventory	148	148
Total current assets	8,348	27,990
Non-current Assets
Equipment, net	11,665	13,165
Computer	626	834
	12,291	13,999
Total Assets	$ 20,639	$ 41,989

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from related parties	$ 13,724	$ 13,724
Accounts payable	-	5,000
Total current liabilities	13,724	18,724
Total Liabilities	13,724	18,724
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,355,000 shares issued and outstanding	3,355	3,355
Additional Paid-In-Capital	25,755	25,755
Accumulated Deficit	(22,195)	(5,845)
Total Stockholders’ equity (deficit)	6,915	23,265

Total Liabilities and Stockholders’ equity (deficit)	$ 20,639	$ 41,989

The accompanying notes are an integral part of these financial statements.

4 | Page

VADO CORP. STATEMENTS OF OPERATIONS
	Unaudited Three months ended May 31, 2019	Unaudited Three months ended May 31, 2018	Unaudited Six months ended May 31, 2019	Unaudited Six months ended May 31, 2018
Revenue	$ -	$ 6,000	$ -	$ 6,000

Operating expenses
Cost of goods sold	-	650	-	650
General and administrative expenses	4,566	2,639	16,350	5,460
Net Income (loss) from operations	(4,566)	2,711	(16,350)	(110)
Income (Loss) before provision for income taxes	(4,566)	2,711	(16,350)	(110)

Provision for income taxes	-	-	-	-

Net income (loss)	$ (4,566)	$ 2,711	$ (16,350)	$ (110)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,355,000	2,000,000	3,355,000	2,000,000

The accompanying notes are an integral part of these financial statements.

5 | Page

VADO CORP. STATEMENTS OF CASH FLOWS
	Unaudited Six months ended May 31, 2019	Unaudited Six months ended May 31, 2018
Cash flows from Operating Activities
Net loss	$ (16,350)	$ (110)
Depreciation expenses	1,708	208
Change in accounts payable	(5,000)	8,500
Net cash provided (used) by operating activities	(19,642)	8,598

Cash flows from Investing Activities
Purchase of fixed assets	$ -	$ 16,250
Net cash used in investing activities	-	(16,250)

Net increase (decrease) in cash and equivalents	(19,642)	(7,652)
Cash and equivalents at beginning of the period	27,842	8,908
Cash and equivalents at end of the period	8,200	$ 1,256
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

VADO CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED MAY 31, 2019 AND 2018

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

The unaudited interim condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended November 30, 2018. The results of the six months ended May 31, 2019 are not necessarily indicative of the results to be expected for the full year ending November 30, 2019.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of May 31, 2019 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 10, 2017) to May 31, 2019 of $22,195. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At May 31, 2019 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

8 | Page

Stock-Based Compensation

As of May 31, 2019, the Company has not issued any stock-based payments to its employees.

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

Revenue is recognized when the following criteria are met:

-Identification of the contract, or contracts, with customer;

-Identification of the performance obligations in the contract;

-Determination of the transaction price;

-Allocation of the transaction price to the performance obligations in the contract; and

-Recognition of revenue when, or as, we satisfy performance obligation.

The Company has evaluated all the recent accounting pronouncements and determined that there are no other accounting pronouncements that will have a material effect on the Company’s financial statements.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is 3 years. The company purchased a computer for $1,250 on December 4, 2017. As of May 31, 2019, depreciation amount was $624 and net of accumulated depreciation was $626.

On April 21, 2018, the Company purchased Embroidery Machine for $15,000. This equipment is stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is 5 years. As of May 31, 2019, depreciation amount was $3,325 and net of accumulated depreciation was $11,665.

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On July 27, 2017, the Company issued 2,000,000 shares of its common stock at $0.001 per share for total proceeds of $2,000. For the year ended November 30, 2018 the Company issued 1,355,500 shares of its common stock at $0.02 per share for total proceeds of $27,110.

As of May 31, 2019, the Company had 3,355,000 shares issued and outstanding.

9 | Page

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

Since February 10, 2017 (Inception) through May 31, 2019, the Company’s sole officer and director loaned the Company $13,724 to pay for incorporation costs and operating expenses.  As of May 31, 2019, the amount outstanding was $13,724. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2019 to the date the financial statements were issued and has determined that there are no items to disclose.

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

Three months ended May 31, 2019 compared to three months May 31, 2018.

During three months ended May 31, 2019 we did not generate any revenue compared to $6,000 during three months ended May 31, 2018.

During the three months ended May 31, 2019, we incurred expenses of $4,566 compared to $3,289 incurred during the three-month period ended May 31, 2018.

Our net loss for the three months ended May 31, 2019 was $4,566 compared to a net income of $2,711 during the three-month period ended May 31, 2018.

11 | Page

Six months ended May 31, 2019 compared to six months May 31, 2018.

During six months ended May 31, 2019 and 2018 we did not generate any revenue compared to $6,000 during six months ended May 31, 2018.

During the six months ended May 31, 2019, we incurred expenses of $16,350 compared to $6,110 incurred during the six-month period ended May 31, 2018.

Our net loss for the six months ended May 31, 2019 was $16,350 compared to a net loss of $110 during the six-month period ended May 31, 2018.

As of May 31, 2019, our total assets were $20,639 compared to $41,989 in total assets at November 30, 2018. As of May 31, 2019, our total liabilities were $13,724 compared to $18,724 in total liabilities at November 30, 2018.

Stockholders’ equity decreased from $23,265 as of November 30, 2018 to $6,915 as of May 31, 2019.

Cash Flows used by Operating Activities

For the six-month period ended May 31, 2019, net cash flows used in operating activities was $19,642. Net cash flows used in operating activities was $8,598 for the six-month period ended May 31, 2018.

Cash Flows used by Investing Activities

We did not use any cash flow in investing activities for the six-month period ended May 31, 2019 compared to $16,250 used in investing activities during the six-month period ended May 31, 2018.

12 | Page

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

13 | Page

GOING CONCERN

The independent registered public accounting firm auditors' report accompanying our November 30, 2018 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the six-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

14 | Page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six-month period ended May 31, 2019.

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

VADO CORP.
Dated: June 17, 2019	By: /s/ Dusan Konc
Dusan Konc, President and Chief Executive Officer and Chief Financial Officer

15 | Page