Form 10-Q
period 2019-08-31
VADO CORP.
filed 2019-10-02
CIK 1700849

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2019

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 1, 2019
Common Stock, $0.001	3,355,500

2 | Page

3 | Page

VADO CORP. BALANCE SHEETS
	Unaudited AUGUST 31, 2019	Audited NOVEMBER 30, 2018
ASSETS
Current Assets
Cash	$ 673	$ 27,842
Inventory	148	148
Total current assets	821	27,990
Non-current Assets
Equipment, net	10,915	13,165
Computer	522	834
	11,437	13,999
Total Assets	$ 12,258	$ 41,989

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from related parties	$ 17,724	$ 13,724
Accounts payable	6	5,000
Total current liabilities	17,730	18,724
Total Liabilities	17,730	18,724
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,355,000 shares issued and outstanding	3,355	3,355
Additional Paid-In-Capital	25,755	25,755
Accumulated Deficit	(34,582)	(5,845)
Total Stockholders’ equity (deficit)	(5,472)	23,265

Total Liabilities and Stockholders’ equity (deficit)	$ 12,258	$ 41,989

The accompanying notes are an integral part of these financial statements.

4 | Page

VADO CORP. STATEMENTS OF OPERATIONS
	Unaudited Three months ended August 31, 2019	Unaudited Three months ended August 31, 2018	Unaudited Nine months ended August 31, 2019	Unaudited Nine months ended August 31, 2018
Revenue	$ -	$ 4,284	$ -	$ 10,284

Operating expenses
Cost of goods sold	-	-	-	650
General and administrative expenses	12,387	5,068	28,737	10,528
Net Income (loss) from operations	(12,387)	(784)	(28,737)	(894)
Income (Loss) before provision for income taxes	(12,387)	(784)	(28,737)	(894)

Provision for income taxes	-	-	-	-

Net income (loss)	$ (12,387)	$ (784)	$ (28,737)	$ (894)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,355,000	2,007,826	3,355,000	2,002,627

The accompanying notes are an integral part of these financial statements.

5 | Page

VADO CORP. STATEMENTS OF CASH FLOWS
	Unaudited Nine months ended August 31, 2019	Unaudited Nine months ended August 31, 2018
Cash flows from Operating Activities
Net loss	$ (28,737)	$ (894)
Depreciation expenses	2,562	1,397
Change in accounts payable	(4,994)	4,500
Net cash provided (used) by operating activities	(31,169)	5,003

Cash flows from Investing Activities
Purchase of fixed assets	$ -	$ 16,250
Net cash used in investing activities	-	(16,250)

Cash flows from Investing Activities
Proceeds from sale of common stock	$ -	$ 1,700
Proceeds of loan from shareholder	4,000	4,000
Net cash provided by financing activities	4,000	5,700

Net increase (decrease) in cash and equivalents	(27,169)	(5,547)
Cash and equivalents at beginning of the period	27,842	8,908
Cash and equivalents at end of the period	673	$ 3,361
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

6 | Page

VADO CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED AUGUST 31, 2019 AND 2018

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

The unaudited interim condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended November 30, 2018. The results of the nine months ended August 31, 2019 are not necessarily indicative of the results to be expected for the full year ending November 30, 2019.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of August 31, 2019 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 10, 2017) to August 31, 2019 of $34,582. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At August 31, 2019 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

8 | Page

Stock-Based Compensation

As of August 31, 2019, the Company has not issued any stock-based payments to its employees.

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

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is 3 years. The company purchased a computer for $1,250 on December 4, 2017. As of August 31, 2019, depreciation amount was $624 and net of accumulated depreciation was $522.

On April 21, 2018, the Company purchased Embroidery Machine for $15,000. This equipment is stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is 5 years. As of August 31, 2019, depreciation amount was $3,325 and net of accumulated depreciation was $10,915.

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On July 27, 2017, the Company issued 2,000,000 shares of its common stock at $0.001 per share for total proceeds of $2,000. For the year ended November 30, 2018 the Company issued 1,355,500 shares of its common stock at $0.02 per share for total proceeds of $27,110.

As of August 31, 2019, the Company had 3,355,000 shares issued and outstanding.

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

Since February 10, 2017 (Inception) through August 31, 2019, the Company’s sole officer and director loaned the Company $17,724 to pay for incorporation costs and operating expenses.  As of August 31, 2019, the amount outstanding was $17,724. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from August 31, 2019 to the date the financial statements were issued and has determined that there are no items to disclose.

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

Three months ended August 31, 2019 compared to three months August 31, 2018.

During three months ended August 31, 2019 we did not generate any revenue compared to $4,284 during three months ended August 31, 2018.

During the three months ended August 31, 2019, we incurred expenses of $12,387 compared to $5,068 incurred during the three-month period ended August 31, 2018.

Our net loss for the three months ended August 31, 2019 was $12,387 compared to a net income of $784 during the three-month period ended August 31, 2018.

Nine months ended August 31, 2019 compared to nine months August 31, 2018.

10 | Page

During nine months ended August 31, 2019 and 2018 we did not generate any revenue compared to $10,284 during nine months ended August 31, 2018.

During the nine months ended August 31, 2019, we incurred expenses of $28,737 compared to $11,178 incurred during the nine-month period ended August 31, 2018.

Our net loss for the nine months ended August 31, 2019 was $28,737  compared to a net loss of $894 during the nine-month period ended August 31, 2018.

As of August 31, 2019, our total assets were $12,258 compared to $41,989 in total assets at November 30, 2018. As of August 31, 2019, our total liabilities were $17,730 compared to $18,724 in total liabilities at November 30, 2018.

Stockholders’ equity decreased from $23,265 as of November 30, 2018 to  deficit of $5,472 as of August 31, 2019.

Cash Flows used by Operating Activities

For the nine-month period ended August 31, 2019, net cash flows used in operating activities was $31,169. Net cash flows used in operating activities was $5,003 for the nine-month period ended August 31, 2018.

Cash Flows used by Investing Activities

We did not use any cash flow in investing activities for the nine-month period ended August 31, 2019 compared to $16,250 used in investing activities during the nine-month period ended August 31, 2018.

Cash Flows from Financing Activities

For the nine-month period ended August 31, 2019, net cash flows from financing activities was $4,000 received from proceeds from loan from the related party compared to $5,700 received from proceeds from loan from the related party  and from issuance of common stock during the nine-month period ended August 31, 2018.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the nine-month period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the nine-month period ended August 31, 2019.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

12 | Page

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

VADO CORP.
Dated: October 2, 2019	By: /s/ Dusan Konc
Dusan Konc, President and Chief Executive Officer and Chief Financial Officer

13 | Page