Form 10-K
period 2019-11-30
VADO CORP.
filed 2020-01-13
CIK 1700849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended NOVEMBER 30, 2019

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

As of January 8, 2020, the registrant had 3,355,500 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of  January 8, 2020.

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

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

As of January 8, 2020 the 3,355,500 issued and outstanding shares of common stock were held by a total of 51 shareholders of record.

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

5 | Page

RESULTS OF OPERATIONS

As of November 30, 2019, our accumulated deficit was $41,669. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Year Ended November 30, 2019 compared to year ended November 30, 2018

Revenue

During the year ended November 30, 2019, the Company generated $-0- in revenue compared to $15,284 for the year ended November 30, 2018. Total costs of the revenue were $1,102 for the year ended November 30, 2018.

Operating Expenses

During the year ended November 30, 2019, we incurred total expenses and professional fees of $35,824 compared to 14,711 for the year ended November 30, 2018. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting and developmental costs.

Our net loss for the year ended November 30, 2019 was $35,824 compared to $529 for the year ended November 30, 2018.

LIQUIDITY AND CAPITAL RESOURCES

As at November 30, 2019 our current assets were $382 compared to $27,990 in current assets at November 30, 2018.  As at November 30, 2019 our total assets were $10,965 compared to $41,989 in total assets at November 30, 2018.  As at November 30, 2019, our current liabilities were $23,524 compared to $18,724 as of November 30, 2018.

Stockholders’ deficit was $12,559 as of November 30, 2019 compared to stockholders’ equity of $23,265 as of November 30, 2018.

Cash Flows from Operating Activities

For the year ended November 30, 2019, net cash flows provided by operating activities was $37,408, consisting of net loss of $35,824, decrease in accounts payable of $5,000 and amortization expenses of $3,416.

For the year ended November 30, 2018, net cash flows provided by operating activities was $4,074, consisting of net loss of $529, increase in inventory of $148, accounts payable of $2,500 and amortization expenses of $2,251.

Cash Flows from Investing Activities

Cash flows used in investing activities during year ended November 30, 2019 was $-0- compared to$16,250 during year ended November 30, 2018.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the year ended November 30, 2019 were $9,800, consisting of loan from shareholder.

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

7 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vado Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vado Corp. (the Company) as of November 30, 2019 and 2018 and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated losses from inception (February 10, 2017) to November 30, 2019 of $41,669. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

January 8, 2020

aj@ajrobbins.com

400 South Colorado Blvd, Suite 870, Denver, Colorado 80246

(B)303-537-5898   (M)720-339-5566   (F)303-586-6261

8 | Page

VADO CORP. BALANCE SHEETS
	NOVEMBER 30, 2019	NOVEMBER 30, 2018
ASSETS
Current Assets
Cash	$ 234	$ 27,842
Inventory	148	148
Total current assets	382	27,990
Non-current Assets
Equipment, net	10,165	13,165
Computer, net	418	834
	10,583	13,999
Total Assets	$ 10,965	$ 41,989

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from related parties	$ 23,524	$ 13,724
Accounts payable	-	5,000
Total current liabilities	23,524	18,724
Total Liabilities	23,524	18,724
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,355,500 shares issued and outstanding	3,355	3,355
Additional Paid-In-Capital	25,755	25,755
Accumulated Deficit	(41,669)	(5,845)
Total Stockholders’ equity (deficit)	(12,559)	23,265

Total Liabilities and Stockholders’ equity (deficit)	$ 10,965	$ 41,989

The accompanying notes are an integral part of these financial statements.

9 | Page

VADO CORP. STATEMENTS OF OPERATIONS
	Year ended November 30, 2019	Year ended November 30, 2018
Revenue	$ -	$ 15,284

Operating expenses
Cost of goods sold	-	1,102
General and administrative expenses	35,824	14,711
Total Operating Expenses	(35,824)	(15,813)
Income (Loss) before provision for income taxes	(35,824)	(529)

Provision for income taxes	-	-

Net income (loss)	$ (35,824)	$ (529)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,355,500	2,202,041

The accompanying notes are an integral part of these financial statements.

10 | Page

VADO CORP. STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT) FOR THE PERIOD FROM INCEPTION (FEBRUARY 10, 2017) to NOVEMBER 30, 2019
	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total
Balances as of November 30, 2017	2,000,000	2,000	-	$ (5,316)	$ (3,316)
Shares issued at $0.02	1,355,500	1,355	25,755	-	27,110
Net income (loss) for the year	-	-	-	(529)	(529)
Balances as of November 30, 2018	3,355,500	3,355	25,755	$ (5,845)	$ 23,265
Net income (loss) for the year	-		-	(35,824)	(35,824)
Balances as of November 30, 2019	3,355,500	$ 3,355	25,755	$ (41,669)	$ (12,559)

The accompanying notes are an integral part of these financial statements.

11 | Page

VADO CORP. STATEMENTS OF CASH FLOWS
	Audited Year ended November 30, 2019	Audited Year ended November 30, 2018
Cash flows from Operating Activities
Net loss	$ (35,824)	$ (529)
Depreciation expenses	3,416	2,251
Increase in inventory	-	(148)
Change in accounts payable	(5,000)	2,500
Net cash provided (used) by operating activities	(37,408)	4,074

Cash flows from Investing Activities
Purchase of fixed assets	-	16,250
Net cash used in investing activities	-	(16,250)

Cash flows from Financing Activities
Proceeds from sale of common stock	-	27,110
Proceeds of loan from shareholder	9,800	4,000
Net cash provided by financing activities	9,800	31,110
Net increase (decrease) in cash and equivalents	(27,608)	18,934
Cash and equivalents at beginning of the period	27,842	8,908
Cash and equivalents at end of the period	234	$ 27,842
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

12 | Page

VADO CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR YEARS ENDED NOVEMBER 30, 2019 AND FORyear ended November 30, 2018

(AUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

VADO CORP. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 10, 2017. The Company commenced operations in the embroidery business in the European Union.

The Company has adopted November 30 fiscal year end.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of November 30, 2019 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 10, 2017) to November 30, 2019 of $41,669. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At NOVEMBER 30, 2019 the Company's bank deposits did not exceed the insured amounts.

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

Stock-Based Compensation

As of November 30, 2019, the Company has not issued any stock-based payments to its employees.

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

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 3 years. The company purchased a computer for $1,250 on December 4, 2017. As of November 30, 2019, depreciation amount was $832 and net of accumulated depreciation was $418.

On April 21, 2018, the Company purchased Embroidery Machine for $15,000. This equipment is stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 5 years. As of November 30, 2019, depreciation amount was $4,835 and net of accumulated depreciation was $10,165.

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

As of November 30, 2019, the Company had 3,355,500 shares issued and outstanding.

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

15 | Page

Since February 10, 2017 (Inception) through November 30, 2019, the Company’s sole officer and director loaned the Company $23,524 to pay for incorporation costs and operating expenses.  As of November 30, 2019, the amount outstanding was $23,524. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6 – LEASE

On May 14, 2018, the Company signed a Lease Agreement for approximately 25  rentable square meters to place its embroidery machine. The Base Rent amount is $375 per month.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 30, 2019 to the date the financial statements were issued and has determined that there are no items to disclose.

16 | Page

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2019. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year November 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address	Age	Position(s)
Dusan Konc	36	President, Secretary
Dlhá 816/9		Chief Financial Officer,
Nitra, Slovakia 94901		Chief Executive Officer,
Sole Director

Our Director Dusan Konc:

Held his offices/positions since the inception of our Company and is expected to hold said offices/positions until the next annual meeting of our stockholders. The officers listed are our only officers and control persons.

17 | Page

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

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years  ended November 30, 2019 and November 30, 2018:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Dusan Konc, President, Secretary and Treasurer	December 1, 2017 to November 30, 2018	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	December 1, 2018 to November 30, 2019	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

CHANGE OF CONTROL

As Of NOVEMBER 30, 2019, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

18 | Page

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of NOVEMBER 30, 2019 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

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

Mr. Konc has loaned us funds for operations. The loan was not made pursuant to any loan agreements or promissory note. The loan is unsecured, non-interest bearing and due on demand. The balance due to the Mr. Konc was $23,524 as of November 30, 2019.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During fiscal year ended November 30, 2019, we incurred approximately $11,273 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the fiscal year ended November 30, 2018 and for the reviews of our financial statements for the quarters ended February 28, 2019, May 31, 2019 and August 31, 2019.

19 | Page

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

VADO CORP.
Dated: January 13, 2020	By: /s/ Dusan Konc
Dusan Konc, President and Chief Executive Officer and Chief Financial Officer

20 | Page