Form 10-Q
period 2020-02-29
VADO CORP.
filed 2020-04-14
CIK 1700849

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 14, 2020
Common Stock, $0.001	3,355,500

2 | Page

3 | Page

VADO CORP. BALANCE SHEETS
	Unaudited FEBRUARY 29, 2020	Audited NOVEMBER 30, 2019
ASSETS
Current Assets
Cash	$ 33	$ 234
Inventory	148	148
Total current assets	181	382
Non-current Assets
Equipment, net	9,415	10,165
Computer	314	418
	9,729	10,583
Total Assets	$ 9,910	$ 10,965

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan from related parties	$ 29,973	$ 23,524
Total current liabilities	29,973	23,524
Total Liabilities	29,973	23,524
Commitments and Contingencies
Stockholders’ Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized;
3,355,500 shares issued and outstanding	3,355	3,355
Additional Paid-In-Capital	25,755	25,755
Accumulated Deficit	(49,173)	(41,669)
Total Stockholders’ equity (deficit)	(20,063)	(12,559)

Total Liabilities and Stockholders’ equity (deficit)	$ 9,910	$ 10,965

The accompanying notes are an integral part of these financial statements.

4 | Page

VADO CORP. STATEMENTS OF OPERATIONS
	Unaudited Three months ended February 29, 2020	Unaudited Three months ended February 28, 2019
Operating expenses
Cost of goods sold	-	-
General and administrative expenses	7,503	11,784
Net Income (loss) from operations	(7,503)	(11,784)
Income (Loss) before provision for income taxes	(7,503)	(11,784)

Provision for income taxes	-	-

Net income (loss)	$ (7,503)	$ (11,784)

Income (loss) per common share: Basic and Diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Common Shares Outstanding: Basic and Diluted	3,355,500	3,355,500

The accompanying notes are an integral part of these financial statements.

5 | Page

VADO CORP. STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT) FOR THE PERIOD FROM NOVEMBER 30, 2018 TO FEBRUARY 29, 2020
	Number of Common Shares	Amount	Additional Paid-In-Capital	Deficit accumulated	Total
Balances as of November 30, 2018	3,355,500	$ 3,355	$ 25,755	$ (5,845)	$ 23,265
Net loss	-	-	-	(11,784)	(11,784)
Balance as of February 28, 2019	3,355,500	$ 3,355	25,755	(17,629)	11,481
Net loss	-	-	-	(4,566)	(4,566)
Balance as of May 31, 2019	3,355,500	$ 3,355	25,755	(22,195)	6,915
Net loss	-	-	-	(12,387)	(12,387)
Balance as of August 31, 2019	3,355,500	$ 3,355	25,755	(34,582)	(5,472)
Net loss	-	-	-	(7,087)	(7,087)
Balances as of November 30, 2019	3,355,500	$ 3,355	25,755	$ (41,669)	$ (12,559)
Net loss	-	-	-	(7,503)	(7,503)
Balance as of February 29, 2020	3,355,500	$ 3,355	25,755	$ (49,173)	(20,063)

The accompanying notes are an integral part of these financial statements

6 | Page

VADO CORP. STATEMENTS OF CASH FLOWS
	Unaudited Three months ended February 29, 2020	Unaudited Three months ended February 28, 2019
Cash flows from Operating Activities
Net loss	$ (7,503)	$ (11,784)
Depreciation expenses	854	854
Change in accounts payable	-	(2,000)
Net cash provided (used) by operating activities	(6,649)	(12,930)

Cash flows from Investing Activities
Proceeds of loan from shareholder	6,449	-
Net cash provided by financing activities	6,449	-

Net increase (decrease) in cash and equivalents	(200)	(12,930)
Cash and equivalents at beginning of the period	233	27,842
Cash and equivalents at end of the period	33	$ 14,912
Supplemental cash flow information:
Cash paid for:
Interest	$ -	$ -
Taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements.

7 | Page

VADO CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 29, 2020 AND 2019

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

The unaudited interim condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended November 30, 2019. The results of the three months ended February 29, 2020 are not necessarily indicative of the results to be expected for the full year ending November 30, 2020.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of February 29, 2020 been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 10, 2017) to February 29, 2020 of $49,173. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

8 | Page

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At February 29, 2020 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

9 | Page

Stock-Based Compensation

As of February 29, 2020, the Company has not issued any stock-based payments to its employees.

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

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is 3 years. The company purchased a computer for $1,250 on December 4, 2017. As of February 29, 2020, depreciation amount was $936 and net of accumulated depreciation was $314.

On April 21, 2018, the Company purchased Embroidery Machine for $15,000. This equipment is stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is 5 years. As of February 29, 2020, depreciation amount was $5,585 and net of accumulated depreciation was $9,415.

Risks and Uncertainties

In December 2019, a novel strain of coronavirus surfaced in China, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The governors of New York, California and several other states, as well as mayors on many cities, have ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and to stay in their homes as much as possible in the coming weeks, as the nation confronts the escalating coronavirus outbreak, and similar restrictions have been recommended by the federal authorities and authorities in many other states and cities.  The Company is not able to predict the ultimate impact that COVID -19 will have on its business; however, if the current economic conditions continue, the Company will be forced to significantly scale back its business operations and its growth plans, and could ultimately have a significant negative impact on the Company.

10 | Page

NOTE 4 – CAPTIAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share.

On July 27, 2017, the Company issued 2,000,000 shares of its common stock at $0.001 per share for total proceeds of $2,000. For the year ended November 30, 2019 the Company issued 1,355,500 shares of its common stock at $0.02 per share for total proceeds of $27,110.

As of February 29, 2020, the Company had 3,355,500 shares issued and outstanding.

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

Since February 10, 2017 (Inception) through February 29, 2020, the Company’s sole officer and director loaned the Company $29,973 to pay for incorporation costs and operating expenses.  As of February 29, 2020, the amount outstanding was $29,973. The loan is non-interest bearing, due upon demand and unsecured.

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 29, 2020 to the date the financial statements were issued and has determined that there are no items to disclose.

11 | Page

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

Three months ended February 29, 2020 compared to three months February 28, 2019.

During three months ended February 29, 2020 and February 28, 2019 we did not generate any revenue.

During the three months ended February 29, 2020, we incurred expenses of $7,503 compared to $11,784 incurred during the three-month period ended February 28, 2019.

Our net loss for the three months ended February 29, 2020 was $7,503 compared to a net loss of $11,784 during the three-month period ended February 28, 2019.

12 | Page

As of February 29, 2020, our total assets were $9,910 compared to $10,965 in total assets at November 30, 2019. As of February 29, 2020, our total liabilities were $29,973 compared to $23,524 in total liabilities at November 30, 2019.

Stockholders’ deficit increased from $12,559 as of November 30, 2019 to $20,063 as of February 29, 2020.

Cash Flows used by Operating Activities

For the three-month period ended February 29, 2020, net cash flows used in operating activities was $6,649. Net cash flows used in operating activities was $12,930 for the three-month period ended February 28, 2019.

Cash Flows from Financing Activities

For the three-month period ended February 29, 2020, net cash flows from financing activities was $6,449 received from the related party compared to $-0- during the three-month period ended February 28, 2019.

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

13 | Pag

e

GOING CONCERN

The independent registered public accounting firm auditors' report accompanying our NOVEMBER 30, 2019 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three-month period ended February 29, 2020.

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

VADO CORP.
Dated: April 14, 2020	By: /s/ Dusan Konc
Dusan Konc, President and Chief Executive Officer and Chief Financial Officer

15 | Page