Form 10-Q
period 2020-05-31
VADO CORP.
filed 2020-07-15
CIK 1700849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2020

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

COMMISSION FILE NO. 333-222593

VADO CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

30-0968244

(IRS Employer Identification No.)

81 Prospect Street

Brooklyn, NY 11201

Tel: (646) 828-1376

(Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 15, 2020
Common Stock, $0.001	33,328,500

VADO CORP.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VADO CORP.

Condensed Consolidated Balance Sheets

	May 31,	November 30,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash	$-	$234
Inventory	-	148
Total current assets	-	382

Equipment, net	-	10,165
Computer, net	-	418
Total Assets	-	10,965

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accrued interest due to related party	59	-
Loan from related parties	-	23,524
Total current liabilities	59	23,524
Total Liabilities	59	23,524

Commitments and contingencies	-	-

Stockholders' equity (deficit)

Common stock, $0.001 par value, 75,000,000 shares authorized, 33,328,500 and 3,355,500 shares issued and outstanding at May 31, 2020 and November 20, 2019	33,328	3,355
Additional paid-in capital	27,710	25,755
Accumulated deficit	(61,097)	(41,669)
Total (deficiency in) stockholders' equity	(59)	(12,559)

Total liabilities and stockholders' equity	$-	$10,965

The accompanying notes are an integral part of these financial statements.

VADO CORP.

Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	2,137	4,566	9,640	16,350

Total operating expenses	2,137	4,566	9,640	16,350

Other (expense)
Interest expense	(59)	-	(59)	-
Loss on impairment of long-lived assets	(9,729)	-	(9,729)	-
Total other (expense)	(9,788)	-	(9,788)	-

Net Operating Loss	(11,925)	(4,566)	(19,428)	(16,350)

Loss before provision for income taxes	(11,925)	(4,566)	(19,428)	(16,350)

Provision for income taxes		-	-	-

Net loss	$(11,925)	$(4,566)	$(19,428)	$(16,350)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	6,287,141	3,355,000	4,829,082	3,355,000

The accompanying notes are an integral part of these financial statements.

VADO CORP.

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	May 31,	May 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,428)	$(16,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of long-lived assets	9,729	-
Depreciation and amortization	854	1,708
Changes in assets and liabilities:
Inventory	148	-
Accrued interest	59	(5,000)
Net cash used in operating activities	(8,638)	(19,642)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of invoices by related party	1,955	-
Increase in principal amount of related party note payable	6,449	-
Net cash provided by financing activities	8,404	-

Net increase (decrease) in cash and cash equivalents	(234)	(19,642)

Cash and cash equivalents at beginning of period	234	27,842

Cash and cash equivalents at end of period	$-	$8,200

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of related party note payable to common stock	$29,973	$-

The accompanying notes are an integral part of these financial statements

VADO CORP.

Consolidated Statements of Stockholders’ Equity (deficit)

For the Three and Six Months Ended May 31, 2020 and 2019

STOCKHOLDERS' EQUITY - THREE MONTHS ENDED MAY 31

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, February 28, 2019	3,355,500	$3,355	$25,755	$(17,629)	$11,481
Net loss for the three months ended May 31, 2019	-	-	-	(4,566)	(4,566)
Balance, May 31, 2019 (unaudited)	3,355,500	$3,355	$25,755	$(22,195)	$6,915

Balance, February 28, 2020	3,355,500	$3,355	$25,755	$(49,172)	$(20,062)
Payment of invoices by related party	-	-	1,955	-	1,955
Conversion of related party note to common stock	29,973,000	29,973	-	-	29,973
Net loss for the three months ended May 31, 2020	-	-	-	(11,925)	(11,925)
Balance, May 31, 2020 (unaudited)	33,328,500	$33,328	$27,710	$(61,097)	$(59)

STOCKHOLDERS' EQUITY - SIX MONTHS ENDED MAY 31

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance, November 30, 2018	3,355,500	$3,355	$25,755	$(5,845)	$23,265
Net loss for the six months ended May 31, 2019	-	-	-	(16,350)	(16,350)
Balance, May 31, 2019 (unaudited)	3,355,500	$3,355	$25,755	$(22,195)	$6,915

Balance, November 30, 2019	3,355,500	$3,355	$25,755	$(41,669)	$(12,559)
Payment of invoices by related party	-	-	1,955	-	1,955
Conversion of related party note to common stock	29,973,000	29,973	-	-	29,973
Net loss for the six months ended May 31, 2020	-	-	-	(19,428)	(19,428)
Balance, May 31, 2020 (unaudited)	33,328,500	$33,328	$27,710	$(61,097)	$(59)

The accompanying notes are an integral part of these financial statements.

VADO CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2020 AND 2019

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

Vado Corp. (the “Company”) is a corporation established under the corporation laws in the State of Nevada on February 10, 2017 and has adopted a November 30 fiscal year end. The Company formerly had operations in the embroidery business in the European Union. With the Change of Control described in the following paragraph, the Company terminated its operations in the embroidery business and wrote off its assets. The Company currently has no operations and is seeking new business opportunities in the United States.

On May 22, 2020, David Lelong purchased from Dusan Konc 2,000,000 shares of Common Stock of the Company and a convertible promissory note with a face value of $29,973 (the “Vado Related Party Note”), payable by the Company and convertible into shares of Common Stock at $0.001 per share, for a total purchase price of $100,000 (the “Change of Control”). The Change of Control was affected pursuant to a Securities Purchase Agreement dated May 22, 2020 (the “Purchase Agreement”) by and among Mr. Lelong as the purchaser, the Company, and Mr. Konc, the Company’s majority shareholder, sole director and officer, as the seller. The Company was a party to the Purchase Agreement for the sole purpose of providing the representations and warranties contained therein. The Vado Related Party Note was cancelled, and a new convertible note in the amount of $29,973 was issued to Mr. Lelong (the “Lelong Related Party Note)”. On May 28, 2020, Mr. Lelong fully converted the Related Party Note into 29,973,000 shares of the Company’s common stock.

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

The unaudited interim condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended November 30, 2019. The results of the three months and six months ended May 31, 2020 are not necessarily indicative of the results to be expected for the full year ending November 30, 2020.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of May 31, 2020 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has accumulated loss from inception (February 10, 2017) to May 31, 2020 of $(61,097). These and other factors raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by receiving capital from management and significant shareholders sufficient to meet its minimal operating expenses and to seek third party equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America.

Fair values of financial instruments

The Company adopted Accounting Standards Codification (“ASC”) 820 “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available.  The three levels are defined as follow:

●	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●

Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

●	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At May 31, 2020 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Stock-Based Compensation

As of May 31, 2020, the Company has not issued any stock-based payments to its employees.

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

New Accounting Pronouncements

Revenue Recognition

We adopted ASC Topic 606, “Revenue from Contracts with Customers”, and all related interpretations for recognition of our revenue from tours and consulting services. Previously we recorded revenue based on ASC Topic 605. Adoption of new accounting standard did not have any material impact on our reported revenue.

Revenue is recognized when the following criteria are met:

- Identification of the contract or contracts with the customer;

- Identification of the performance obligations in the contract(s);

- Determination of the transaction price;

- Allocation of the transaction price to the performance obligations in the contract(s); and

- Recognition of revenue when, or as, we satisfy performance obligations.

The Company has evaluated all the recent accounting pronouncements and determined that there are no other accounting pronouncements that will have a material effect on the Company’s financial statements.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is three years. The company purchased a computer for $1,250 on December 4, 2017.

On April 21, 2018, the Company purchased an embroidery machine for $15,000. This equipment is stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is five years. As of May 31, 2020, the Company had recorded depreciation in the amount was $5,585.

During the three months ended May 31, 2020, the Company recorded an impairment charge in the amount of $9,415 to its embroidery machine and an additional $314 to its computer software. At May 31, 2020, the book value of long term assets on the Company’s balance sheet was $0.

NOTE 4 – LOAN FROM RELATED PARTIES

From February 10, 2017 to May 22, 2020, Mr. Dusan Konc, the Company’s former sole officer and director, had contributed cash in the amount of $29,973 to support the Company’s operations. These transactions were recorded as a related party note payable to Mr. Konc (the “Konc Related Party Note”). At May 22, 2020, the principal amount due under the Konc Related Party Note was $29,973. On May 22, 2020, Mr. David Lelong purchased the Konc Related Party Note from Mr. Konc, the Konc Related Party Note was cancelled, and the Company issued a new convertible note payable to Mr. Lelong in the amount of $29,973 (the “Lelong Related Party Note”). The Lelong Related Party Note bears interest at the rate of 12% per year, and was convertible into the Company’s common stock at the rate of $0.001 per share. During the three months ended May 31, 2020, the Company accrued interest in the amount of $59 on the Lelong Related Party Note. On May 28, 2020, Mr. Lelong converted the entire principal amount of $29,973 due under the Lelong Related Party Note into 29,973,000 shares of the Company’s common stock.

NOTE 5 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share, and 10,000,000 shares of preferred stock authorized with a par value $0.001 per share.

On May 28, 2020, the Company issued 29,973,000 shares of common stock pursuant to the conversion of the Lelong Related Party Note. See note 4. At May 31, 2020, the Company had 33,328,500 shares of common stock and 0 shares of preferred stock issued and outstanding.

NOTE 6 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by the Company’s officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since February 10, 2017 (Inception) through May 22, 2020, Mr. Dusan Konc, the Company’s former sole officer and director, loaned the Company $29,973 to pay for incorporation costs and operating expenses. On May 22, 2020, Mr. David Lelong purchased the Konc Related Party Note from Mr. Konc, the Konc Related Party Note was cancelled, and the Company issued a new convertible note payable to Mr. Lelong in the amount of $29,973.

During the three months ended May 31, 2020, we incurred an interest expense in the amount of $59 compared to $0 during the three months ended May 31, 2019.

NOTE 7 – SUBSEQUENT EVENTS

On June 10, 2020 the Company amended its Certificate of Incorporation to authorize up to 10,000,000 shares of “blank check” preferred stock, with such designations, powers, preferences, rights, limitations, and restrictions as may be determined by resolution of the Board of Directors of the Company, and on June 12, 2020, the Company filed the Certificate of Designation of Preferences, Rights And Limitations for its newly designated Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A”).

On June 26, 2020, Vado Corp. entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor pursuant to which the Company sold to the purchaser 100,000 shares of the Company’s Series A, at a purchase price of $2.00 per share (the “Offering”). The Company received $200,000 in gross proceeds from the Offering, before deducting legal fees and related offering expenses. Each share of the Series A is convertible into 20 shares of the Company’s common stock, par value $0.001 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding management’s future plans for the Company, our liquidity and ability to raise capital, our business strategy and our future operations. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, working capital sources, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the ongoing impact of the coronavirus pandemic and its negative effect on the U.S. and global economies and our lack of an operating history and revenue. Further information on the risk factors affecting our business is contained in “Risk Factors.” We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Description of Business

Vado Corp. was incorporated in the State of Nevada on February 10, 2017 and established a fiscal year end of November 30. We have limited revenues, have minimal assets and have incurred losses since inception. We were formed to engage in the embroidery business, but in connection with the Change of Control described in the following paragraph, the Company has terminated its plans in the embroidery business and wrote off its assets. As of May 31, 2020, we are seeking new business opportunities in the United States. Among other things, we may acquire an ongoing business in a reverse merger.

On May 22, 2020, David Lelong purchased from Dusan Konc 2,000,000 shares of Common Stock of the Company and a convertible promissory note with a face value of $29,973, payable by the Company and convertible into shares of Common Stock at $0.001 per share for a total purchase price of $100,000 (the “Change of Control”). The Change of Control was affected pursuant to a Securities Purchase Agreement dated May 22, 2020 (the “Purchase Agreement”) by and among Mr. Lelong as the purchaser, the Company, and Mr. Konc, the Company’s then majority shareholder, sole director and officer, as the seller. On May 28, 2020, Mr. Lelong executed the conversion of the Related Party Note into 29,973,000 shares of the Company’s common stock and became the owner of the vast majority of the Company’s outstanding common stock.

Results and Plan of Operations

The Company has no operations or revenue as of the date of this report. We have terminated our operations in the embroidery business, and are currently in the process of developing a business plan. Management intends to explore and identify viable business opportunities within the U.S. including seeking to acquire a business in a reverse merger. Our Chief Executive Officer has a history of successfully achieving that goal, although no assurances can be given that he can achieve this.  Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of coronavirus on our business, see “Risk Factors.”

Liquidity and Capital Resources

Cash Flows used by Operating Activities:

For the six months ended May 31, 2020, net cash flows used in operating activities was $8,638. Net cash flows used in operating activities was $19,642 for the six months ended May 31, 2019.

Cash Flows from Financing Activities:

For the six months ended May 31, 2020, net cash flows from financing activities was $8,404 received from a related party compared to $0 during the six months ended May 31, 2019.

Once we have developed and begun to implement our business plan, management intends to fund our working capital requirements through a combination of our existing funds and future issuances of debt or equity securities. Our working capital requirements are expected to increase in line with the implementation of a business plan and commencement of operations.

Based upon our current operations, we have sufficient working capital to fund our operations over the next 12 months. If we are able to close a reverse merger, it is likely we will need capital as a condition of closing that acquisition. Because of the uncertainties, we cannot be certain as to how much capital we need to raise or the type of securities we will be required to issue. In connection with a reverse merger, we will be required to issue a controlling block of our securities to the target’s shareholders which will be very dilutive.

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

We anticipate that we will incur operating losses in the next 12 months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.  Such risks for us include, but are not limited to, an evolving and unpredictable business model; recognition of revenue sources; and the management of growth. To address these risks, we must, among other things, develop, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel.  There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Mr. David Lelong, our principal executive officer and principal financial officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that our disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner, for the following reasons:

●	The Company does not have an independent board of directors or audit committee or adequate segregation of duties;
●	All of our financial reporting is carried out by our financial consultant;
●	We do not have an independent body to oversee our internal controls over financial reporting and lack segregation of duties due to the limited nature and resources of the Company.

We plan to rectify these weaknesses by implementing an independent board of directors and hiring additional accounting personnel at such time as we complete a reverse merger.

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

ITEM 1A. RISK FACTORS

The coronavirus pandemic could materially adversely affect our financial condition, future plans and results of operations.

In December 2019, a novel strain of coronavirus surfaced in China, which has and is continuing to spread throughout the world, including the United States. This pandemic has had a significant adverse effect on the economy in the United States and on most businesses. The Company is not able to predict the ultimate impact that COVID -19 will have on its business; however, if the pandemic and government action in response thereto result in a prolonged economic recession or depression, the Company’s development and implementation of its business plan and our ability to commence and grow our operations, as well as our ability to generate material revenue therefrom, will be hindered, which would have a material negative impact on the Company’s financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the six months ended May 31, 2020.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
3.1(a)	Articles of Incorporation	S-1	01/18/18	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation				Filed
3.2	Amended and Restated Bylaws	8-K	5/29/20	3.1
4.1	Certificate of Designations of Series A Convertible Preferred Stock	8-K	6/29/20	4.1
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				Filed
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VADO CORP.

Dated: July 15, 2020	By: /s/ David Lelong
David Lelong, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)