Form 10-Q
period 2020-08-31
VADO CORP.
filed 2020-10-08
CIK 1700849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2020

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 5, 2020
Common Stock, $0.001	33,328,500

VADO CORP.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VADO CORP.

Condensed Consolidated Balance Sheets

	August 31,	November 30,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash	$139,069	$234
Inventory	-	148
Total current assets	139,069	382

Equipment, net	-	10,165
Computer, net	-	418
Total Assets	139,069	10,965

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accrued interest	59	-
Credit card payable	14	-
Loan from related parties	-	23,524
Total current liabilities	73	23,524
Total Liabilities	73	23,524

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 1,000,000 shares designated Series A
Preferred Stock, Series A; $0.001 par value, 100,000 and 0 shares issued and outstanding at August 31, 2020 and November 30, 2019, respectively	100	-
Common stock, $0.001 par value, 75,000,000 shares authorized, 33,328,500 and 3,355,500 shares issued and outstanding at August 31, 2020 and November 30, 2019	33,328	3,355
Additional paid-in capital	4,426,826	25,755
Accumulated deficit	(4,321,258)	(41,669)
Total (deficiency in) stockholders' equity	138,996	(12,559)

Total liabilities and stockholders' equity	$139,069	$10,965

The accompanying notes are an integral part of these financial statements.

VADO CORP.

Condensed Consolidated Statements of Operations (unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	60,161	12,387	69,801	28,737

Total operating expenses	60,161	12,387	69,801	28,737

Other (expense)
Interest expense	(4,200,000)	-	(4,200,059)	-
Loss on impairment of long-lived assets	-	-	(9,729)	-
Total other (expense)	(4,200,000)	-	(4,209,788)	-

Net Operating Loss	(4,260,161)	(12,387)	(4,279,589)	(28,737)

Loss before provision for income taxes	(4,260,161)	(12,387)	(4,279,589)	(28,737)

Provision for income taxes	-	-	-	-

Net loss	$(4,260,161)	$(12,387)	$(4,279,589)	$(28,737)

Net loss per share - basic and diluted	$(0.13)	$(0.00)	$(0.30)	$(0.00)

Weighted average shares outstanding - basic and diluted	33,328,500	3,355,500	14,363,265	3,355,000

The accompanying notes are an integral part of these financial statements.

VADO CORP.

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	August 31,	August 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,279,589)	$(28,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of long-lived assets	9,729	-
Beneficial conversion feature of preferred stock	4,200,000	-
Depreciation and amortization	854	2,562
Changes in assets and liabilities:
Inventory	148	-
Accounts payable	-	(4,994)
Credit card payable	14	-
Accrued interest	59	-
Net cash used in operating activities	(68,785)	(31,169)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash from sale of Series A Preferred Stock	199,216	-
Payment of invoices by related party	1,955	-
Increase in principal amount of related party note payable	6,449	4,000
Net cash provided by financing activities	207,620	4,000

Net increase (decrease) in cash and cash equivalents	138,835	(27,169)

Cash and cash equivalents at beginning of period	234	27,842

Cash and cash equivalents at end of period	$139,069	$673

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of related party note payable to common stock	$29,973	$-

The accompanying notes are an integral part of these financial statements

VADO CORP.

Consolidated Statements of Stockholders’ Equity (deficit)

For the Three and Nine Months Ended August 31, 2020 and 2019

STOCKHOLDERS' EQUITY - THREE MONTHS ENDED AUGUST 31
	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Total
Balance, May 31, 2019	-	$-	3,355,500	$3,355	$25,755	$(22,195)	$6,915
Net loss for the three months ended August 31, 2019	-	-	-	-	-	(12,387)	(12,387)
Balance, August 31, 2019 (unaudited)	-	$-	3,355,500	$3,355	$25,755	$(34,582)	$(5,472)

Balance, May 31, 2020	-	$-	33,328,500	$33,328	$27,710	$(61,097)	$(59)
Issuance of convertible preferred stock for cash	100,000	100	-	-	199,116	-	199,216
Beneficial conversion feature of convertible preferred stock	-	-	-	-	4,200,000	-	4,200,000
Net loss for the three months ended August 31, 2020	-	-	-	-	-	(4,260,161)	(4,260,161)
Balance, August 31, 2020 (unaudited)	100,000	$100	33,328,500	$33,328	$4,426,826	$(4,321,258)	$138,996

STOCKHOLDERS' EQUITY - NINE MONTHS ENDED AUGUST 31
	Series A Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	APIC	Accumulated Deficit	Total
Balance, November 30, 2018	-	$-	3,355,500	$3,355	$25,755	$(5,845)	$23,265
Net loss for the nine months ended August 31, 2019	-	-	-	-	-	(28,737)	(28,737)
Balance, August 31, 2019 (unaudited)	-	$-	3,355,500	$3,355	$25,755	$(34,582)	$(5,472)

Balance, November 30, 2019	-	$-	3,355,500	$3,355	$25,755	$(41,669)	$(12,559)
Expenses paid by related party	-	-	-	-	1,955	-	1,955
Issuance of convertible preferred stock for cash	100,000	100	-	-	199,116	-	199,216
Beneficial conversion feature of convertible preferred stock	-	-	-	-	4,200,000	-	4,200,000
Conversion of related party note to common stock	-	-	29,973,000	29,973	-	-	29,973
Net loss for the nine months ended August 31, 2020	-	-	-	-	-	(4,279,589)	(4,279,589)
Balance, August 31, 2020 (unaudited)	100,000	$100	33,328,500	$33,328	$4,426,826	$(4,321,258)	$138,996

VADO CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2020 AND 2019

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

Vado Corp. (the “Company”) is a Nevada corporation established on February 10, 2017 and has adopted a November 30 fiscal year end. The Company formerly had operations in the embroidery business in the European Union. With the Change of Control described in the following paragraph, the Company terminated its operations in the embroidery business and wrote off its assets. The Company currently has no operations and is seeking new business opportunities in the United States.

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

The unaudited interim condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the year ended November 30, 2019. The results of the three months and nine months ended August 31, 2020 are not necessarily indicative of the results to be expected for the full year ending November 30, 2020.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of August 31, 2020 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated loss from inception (February 10, 2017) to August 31, 2020 of $(4,321,258). These and other factors raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At August 31, 2020 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Stock-Based Compensation

As of August 31, 2020, the Company has not issued any stock-based payments to its employees.

Stock-based compensation will be accounted for at fair value in accordance with ASC 718, when applicable.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

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

On April 21, 2018, the Company purchased an embroidery machine for $15,000. This equipment is stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is five years. During the nine months ended August 31, 2020, the Company recorded an impairment charge in the amount of $9,415 to its embroidery machine and an additional $314 to its computer software. At August 31, 2020, the book value of long term assets on the Company’s balance sheet was $0.

NOTE 4 – LOAN FROM RELATED PARTIES

From February 10, 2017 to May 22, 2020, Mr. Dusan Konc, the Company’s former sole officer and director, had contributed cash in the amount of $29,973 to support the Company’s operations. These transactions were recorded as a related party note payable to Mr. Konc (the “Konc Related Party Note”). At May 22, 2020, the principal amount due under the Konc Related Party Note was $29,973. On May 22, 2020, Mr. David Lelong purchased the Konc Related Party Note from Mr. Konc, the Konc Related Party Note was cancelled, and the Company issued a new convertible note payable to Mr. Lelong in the amount of $29,973 (the “Lelong Related Party Note”). The Lelong Related Party Note bears interest at the rate of 12% per year, and was convertible into the Company’s common stock at the rate of $0.001 per share. During the three months ended May 31, 2020, the Company accrued interest in the amount of $59 on the Lelong Related Party Note. On May 28, 2020, Mr. Lelong converted the entire principal amount of $29,973 due under the Lelong Related Party Note into 29,973,000 shares of the Company’s common stock. At August 31, 2020, principal and accrued interest due under the Lelong Related Party Note were $0 and $59, respectively.

NOTE 5 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share, and 10,000,000 shares of preferred stock authorized with a par value $0.001 per share.

Common Stock

On May 28, 2020, the Company issued 29,973,000 shares of common stock pursuant to the conversion of the Lelong Related Party Note. See note 4. At August 31, 2020, the Company had 33,328,500 shares of common stock and 100,000 shares of preferred stock issued and outstanding.

Preferred Stock

On June 10, 2020 the Company amended its Articles of Incorporation to authorize up to 10,000,000 shares of “blank check” preferred stock, with such designations, powers, preferences, rights, limitations, and restrictions as may be determined by resolution of the Board of Directors of the Company, and on June 12, 2020, the Company filed the Certificate of Designation of Preferences, Rights And Limitations for its newly designated Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A”).

On June 26, 2020, Vado Corp. entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor pursuant to which the Company sold to the purchaser 100,000 shares of the Company’s Series A, at a purchase price of $2.00 per share (the “Offering”). The Company received $200,000 in gross proceeds from the Offering, before deducting legal fees and related offering expenses. Each share of the Series A is convertible into 20 shares of the Company’s common stock, par value $0.001 per share. The Company utilized the intrinsic value method to determine the fair value of the beneficial conversion feature associated with this transaction, and charged the amount of $4,200,000 to interest expense during the three months ended August 31, 2020.

NOTE 6 – RELATED PARTY TRANSACTIONS

Note Payable

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

During the three and nine months ended August 31, 2020, we incurred an interest expense in the amount of $$0 and $59, respectively, compared to $0 during the three and nine months ended August 31, 2019.

Consulting Agreement

On June 1, 2020, the Company entered into a consulting agreement with Accelerated Online Inc. (“Accelerated Online”, the “Accelerated Online Agreement”), an entity wholly-owned by David Lelong.  Pursuant to the Accelerated Online Agreement, Accelerated Online will provide executive management and business development services to the Company for a fee of $15,000 per month.  During the three months ended August 31, 2020, the Company charged to operations an amount of $45,000 in connection with the Accelerated Online Agreement.

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were available to be issued.  As of the date of this filing, no subsequent events impacting the financial statements as of August 31, 2020 were identified.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the ongoing impact of the coronavirus pandemic and its negative effect on the U.S. and global economies and our lack of an operating history and revenue. Further information on the risk factors affecting our business is contained in “Risk Factors” of this Report and our quarterly report on Form 10-Q for the fiscal quarter ended May 31, 2020. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Description of Business

Vado Corp. was incorporated in the State of Nevada on February 10, 2017 and established a fiscal year end of November 30. We have not generated  material revenues, have minimal assets and have incurred losses since inception. We were formed to engage in the embroidery business, but in connection with the Change of Control described in the following paragraph, the Company has terminated its plans in the embroidery business and wrote off its assets. Since the Change of Control, we commenced  seeking new business opportunities in the United States. Among other things, we may acquire an ongoing business in a reverse merger.

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

Plan of Operation

The Company has no operations or revenue as of the date of this report. We have terminated our operations in the embroidery business, and are currently in the process of developing a business plan. Management intends to explore and identify viable business opportunities within the U.S. including seeking to acquire a business in a reverse merger. Our Chief Executive Officer has a history of successfully achieving that goal, although no assurances can be given that he can achieve this.  Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of coronavirus on our business, see “Risk Factors” contained in our quarterly report on Form 10-Q for the fiscal quarter ended May 31, 2020.

Liquidity and Capital Resources

Cash Flows used by Operating Activities:

For the nine months ended August 31, 2020, net cash flows used in operating activities was $68,785. Net cash flows used in operating activities was $31,169 for the nine months ended August 31, 2019.

Cash Flows from Financing Activities:

For the nine months ended August 31, 2020, net cash flows from financing activities was $207,620, consisting of $196,216 net proceeds from the sale of 100,000 shares of Series A Preferred Stock, and $8,638 received from a related party; cash flows from financing activities were $4,000 during the nine months ended August 31, 2019, consisting of proceeds of a loan from a related party.

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

ITEM 1A. RISK FACTORS

Due to recent changes to Rule 15c2-11 under the Securities Exchange Act of 1934, our common stock may become subject to limitations or reductions on stock price, liquidity or volume.

On September 16, 2020, the SEC adopted amendments to Rule 15c2-11 under the Securities Exchange Act of 1934 9the “Exchange Act”). This Rule applies to broker-dealers who quote securities listed on over-the-counter markets such as our common stock. The Rule as amended prohibits broker-dealers from publishing quotations on OTC markets for an issuer’s securities unless they are based on current publicly available information about the issuer. When it becomes effective, the amended Rule will also limit the Rule’s “piggyback” exception, which allows broker-dealers to publish quotations for a security in reliance on the quotations of a broker-dealer that initially performed the information review required by the Rule, to issuers with current publicly available information or issuers that are up-to-date in their Exchange Act reports. As of this date, we are uncertain as what actual effect the Rule may have on us.

The Rule changes could harm the liquidity and/or market price of our common stock by either preventing our shares from being quoted or driving up our costs of compliance. Because we are a voluntary filer under Section 15(d) of the Exchange Act and not a public reporting company, the practical impact of these changes is to require us to maintain a level of periodic disclosure we are not presently required to maintain, which would cause us to incur material additional expenses. Further, if we cannot or do not provide or maintain current public information about our company, our stockholders may face difficulties in selling their shares of our common stock at desired prices, quantities or times, or at all, as a result of the amendments to the Rule.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All recent unregistered sales of securities have been previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
3.1(a)	Articles of Incorporation	S-1	01/18/18	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation	10-Q	07/15/20	3.1B
3.2	Amended and Restated Bylaws	8-K	05/29/20	3.1
4.1	Certificate of Designations of Series A Convertible Preferred Stock	8-K	06/29/20	4.1
10.1	Consulting Agreement between the Company and Accelerated Online Inc. dated June 1, 2020				Filed
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				Filed
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VADO CORP.

Dated: October 8, 2020	By: /s/ David Lelong
David Lelong, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)