Form 10-Q/A
period 2020-08-31
VADO CORP.
filed 2020-11-20
CIK 1700849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

(Amendment No. 1)

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

Explanatory Note

Vado Corp. is filing this Amendment No. 1 on Form 10Q/A (the “Amended Report”) to amend our Quarterly Report for the quarter ended August 31, 2020, that was originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 8, 2020 (the “Original Report”), to restate our condensed consolidated financial statements for the period ended August 31, 2020. Consequently, the previously filed unaudited condensed consolidated financial statements for the period ended August 31, 2020, should no longer be relied upon.

In accordance with applicable SEC rules, this Amended Report also includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, from our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), dated as of the date of filing this Amended Report.

Background

On June 26, 2020, the Company  entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company sold to the purchaser 100,000 shares of the Company’s Series A, at a purchase price of $2.00 per share (the “Offering”). The Company received $200,000 in gross proceeds from the Offering, before deducting legal fees and related offering expenses. Each share of the Series A is convertible into 20 shares of the Company’s common stock, par value $0.001 per share. The Company utilized the intrinsic value method to determine the fair value of the beneficial conversion feature associated with this transaction, and charged the amount of $4,200,000 to interest expense during the three months ended August 31, 2020.

The Company has determined that the accounting treatment of the beneficial conversion feature was in error, and has amended the financial statements included in this Form 10-Q/A to correct this error.  Pursuant to ASC 470-20-30-8, the beneficial conversion feature associated with the Series A Preferred Stock is capped at the amount of funds received, or $200,000.   Pursuant to EITF 98-5, paragraph 8, this amount is considered analogous to a dividend, and is recognized as a return to the preferred shareholders.

Items Amended in this Amended Report

The following sections in the Original Report are revised in this Amended Report, solely as a result of, and to reflect, the restatement:

•	Part I – Item 1. Financial Information
•	Part I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
•	Part II – Item 6. Exhibits and Signatures

For the convenience of the reader, this Amended Report sets forth the information in the Original Report in its entirety, as such information is modified and superseded where necessary to reflect the restatements. This Amended Report does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Amended Report speaks only as of the filing date of the Original Report, and the Company has not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Amended Report should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

VADO CORP.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

VADO CORP.

Condensed Consolidated Balance Sheets

	August 31,	November 30,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash	$139,069	$234
Inventory	-	148
Total current assets	139,069	382

Equipment, net	-	10,165
Computer, net	-	418
Total Assets	139,069	10,965

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accrued interest	59	-
Credit card payable	14	-
Loan from related parties	-	23,524
Total current liabilities	73	23,524
Total Liabilities	73	23,524

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 1,000,000 shares designated Series A
Preferred Stock, Series A; $0.001 par value, 100,000 and 0 shares issued and outstanding at August 31, 2020 and November 30, 2019, respectively	100	-
Common stock, $0.001 par value, 75,000,000 shares authorized, 33,328,500 and 3,355,500 shares issued and outstanding at August 31, 2020 and November 30, 2019	33,328	3,355
Additional paid-in capital	226,826	25,755
Accumulated deficit	(121,258)	(41,669)
Total (deficiency in) stockholders' equity	138,996	(12,559)

Total liabilities and stockholders' equity	$139,069	$10,965

The accompanying notes are an integral part of these financial statements.

VADO CORP.

Condensed Consolidated Statements of Operations (unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	60,161	12,387	69,801	28,737

Total operating expenses	60,161	12,387	69,801	28,737

Other (expense)
Interest expense	-	-	(59)	-
Loss on impairment of long-lived assets	-	-	(9,729)	-
Total other (expense)	-	-	(9,788)	-

Net Operating Loss	(60,161)	(12,387)	(79,589)	(28,737)

Loss before provision for income taxes	(60,161)	(12,387)	(79,589)	(28,737)

Provision for income taxes	-	-	-	-

Net loss	$(60,161)	$(12,387)	$(79,589)	$(28,737)

Preferred stock dividend	(200,000)	-	(200,000)	-

Net loss available to common shareholders	$(260,161)	(12,387)	$(279,589)	$(28,737)

Net loss per share - basic and diluted	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average shares outstanding - basic and diluted	33,328,500	3,355,000	14,363,765	3,355,000

The accompanying notes are an integral part of these financial statements.

VADO CORP.

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	August 31,	August 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(79,589)	$(28,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of long-lived assets	9,729	-
Depreciation and amortization	854	2,562
Changes in assets and liabilities:
Inventory	148	-
Accounts payable	-	(4,994)
Credit card payable	14	-
Accrued interest	59	-
Net cash used in operating activities	(68,785)	(31,169)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash from sale of Series A Preferred Stock	199,216	-
Payment of invoices by related party	1,955	-
Increase in principal amount of related party note payable	6,449	4,000
Net cash provided by financing activities	207,620	4,000

Net increase (decrease) in cash and cash equivalents	138,835	(27,169)

Cash and cash equivalents at beginning of period	234	27,842

Cash and cash equivalents at end of period	$139,069	$673

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of related party note payable to common stock	$29,973	$-
Beneficial conversion feature of Series A Convertible Preferred Stock	$200,000	-

The accompanying notes are an integral part of these financial statements

VADO CORP.

Consolidated Statements of Stockholders’ Equity (deficit)

For the Three and Nine Months Ended August 31, 2020 and 2019

STOCKHOLDERS' EQUITY - THREE MONTHS ENDED AUGUST 31

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, May 31, 2019	-	$-	3,355,500	$3,355	$25,755	$(22,195)	$6,915
Net loss for the three months ended August 31, 2019	-	-	-	-	-	(12,387)	(12,387)
Balance, August 31, 2019 (unaudited)	-	$-	3,355,500	$3,355	$25,755	$(34,582)	$(5,472)

Balance, May 31, 2020	-	$-	33,328,500	$33,328	$27,710	$(61,097)	$(59)
Issuance of convertible preferred stock for cash	100,000	100	-	-	199,116	-	199,216
Beneficial conversion feature of convertible preferred stock					200,000		200,000
Preferred stock dividend	-	-	-	-	(200,000)		(200,000)
Net loss for the three months ended August 31, 2020	-	-	-	-	-	(60,161)	(60,161)
Balance, August 31, 2020 (unaudited)	100,000	$100	33,328,500	$33,328	$226,826	$(121,258)	$138,996

STOCKHOLDERS' EQUITY - NINE MONTHS ENDED AUGUST 31

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, November 30, 2018	-	$-	3,355,500	$3,355	$25,755	$(5,845)	$23,265
Net loss for the nine months ended August 31, 2019	-	-	-	-	-	(28,737)	(28,737)
Balance, August 31, 2019 (unaudited)	-	$-	3,355,500	$3,355	$25,755	$(34,582)	$(5,472)

Balance, November 30, 2019	-	$-	3,355,500	$3,355	$25,755	$(41,669)	$(12,559)
Expenses paid by related party	-	-	-	-	1,955	-	1,955
Issuance of convertible preferred stock for cash	100,000	100	-	-	199,116	-	199,216
Beneficial conversion feature of convertible preferred stock	-	-	-	-	200,000	-	200,000
Preferred stock dividend	-	-	-	-	(200,000)	-	(200,000)
Conversion of related party note to common stock	-	-	29,973,000	29,973	-	-	29,973
Net loss for the nine months ended August 31, 2020	-	-	-	-	-	(79,589)	(79,589)
Balance, August 31, 2020 (unaudited)	100,000	$100	33,328,500	$33,328	$226,826	$(121,258)	$138,996

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of August 31, 2020 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated loss from inception (February 10, 2017) to August 31, 2020 of $(121,258) . These and other factors raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Restatement of Previously Issued Unaudited Consolidated Financial Statements

The Company has restated its unaudited consolidated financial statements as of and for the three and nine months ended August 31, 2020 to correct an error in the presentation of the beneficial conversion feature of its Series A Preferred Stock.

The following table presents the effect of the error correction discussed above on all affected line items of our previously issued consolidated balance sheets as of August 31, 2020.

Condensed Consolidated Balance Sheet  (unaudited)

	August 31, 2020
	As Reported	Adjustments	As Restated

Additional paid-in capital	$4,426,826	$(4,200,000)	$226,826
Accumulated deficit	(4,321,258)	4,200,000	(121,258)

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended August 31, 2020
	As Reported	Adjustments	As Restated

Interest (expense)	$(4,200,000)	$4,200,000	$-
Total other (expense)	(4,200,000)	4,200,000	-
Net operating loss	(4,260,161)	4,200,000	(60,161)
Loss before provision for income taxes	(4,260,161)	4,200,000	(60,161)
Net loss	$(4,260,161)	$4,200,000	$(60,161)
Preferred stock dividend	-	(200,000)	(200,000)
Net loss available to common shareholders	$(4,260,161)	$4,000,000	$(260,161)
Net loss per share - basic and diluted	$(0.13)	$0.12	$(0.01)

	Nine Months Ended August 31, 2020
	As Reported	Adjustments	As Restated

Interest (expense)	$(4,200,059)	$4,200,000	$(59)
Total other (expense)	(4,209,788)	4,200,000	(9,788)
Net operating loss	(4,279,589)	4,200,000	(79,589)
Loss before provision for income taxes	(4,279,589)	4,200,000	(79,589)
Net loss	$(4,279,589)	$4,200,000	$(79,589)
Preferred stock dividend	-	(200,000)	(200,000)
Net loss available to common shareholders	$(4,279,589)	$4,000,000	$(279,589)
Net loss per share - basic and diluted	$(0.30)	$0.28	$(0.02)

Consolidated Statement of Cash Flows (unaudited)

	Nine Months Ended August 31, 2020
	As Reported	Adjustments	As Restated

Net loss	$(4,279,589)	$4,200,000	$(79,589)
Beneficial conversion feature of convertible preferred stock	4,200,000	(4,200,000)	-

Consolidated Statements of Equity (Deficit) (unaudited)

	Additional paid-in capital
	As Reported	Adjustments	As Restated

Beneficial conversion feature of convertible preferred stock	$4,200,000	$(4,000,000)	$200,000
Dividend on preferred stock due to beneficial conversion feature	-	(200,000)	(200,000)

	Accumulated (deficit)
	As Reported	Adjustments	As Restated

Net loss	$(4,279,589)	$4,200,000	$(79,589)
Balance at August 31, 2020	(4,321,258)	4,200,000	(121,258)

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

On June 26, 2020, Vado Corp. entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company sold to the purchaser 100,000 shares of the Company’s Series A, at a purchase price of $2.00 per share (the “Offering”). The Company received $200,000 in gross proceeds from the Offering, before deducting legal fees and related offering expenses. Each share of the Series A is convertible into 20 shares of the Company’s common stock, par value $0.001 per share. The  beneficial conversion feature associated with the Series A was considered a dividend to the Preferred A shareholders. The Company utilized the intrinsic value method to determine the fair value of the beneficial conversion feature associated with this transaction.  The value of the beneficial conversion features was capped at the amount of proceeds received, or $200,000; the Company recorded a dividend on the Series  A in the amount of $200,000 during the three months ended August 31, 2020.

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

On May 22, 2020, David Lelong purchased from Dusan Konc 2,000,000 shares of Common Stock of the Company and a convertible promissory note with a face value of $29,973, payable by the Company and convertible into shares of Common Stock at $0.001 per share for a total purchase price of $100,000 (the “Change of Control”). The Change of Control was affected pursuant to a Securities Purchase Agreement dated May 22, 2020 by and among Mr. Lelong as the purchaser, the Company, and Mr. Konc, the Company’s then majority shareholder, sole director and officer, as the seller. On May 28, 2020, Mr. Lelong executed the conversion of the Related Party Note into 29,973,000 shares of the Company’s common stock and became the owner of the vast majority of the Company’s outstanding common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Mr. David Lelong, our principal executive officer and principal financial officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q/A and has concluded that our disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner, for the following reasons:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
3.1(a)	Articles of Incorporation	S-1	01/18/18	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation	10-Q	07/15/20	3.1B
3.2	Amended and Restated Bylaws	8-K	05/29/20	3.1
4.1	Certificate of Designations of Series A Convertible Preferred Stock	8-K	06/29/20	4.1
10.1	Consulting Agreement between the Company and Accelerated Online Inc. dated June 1, 2020	10-Q	10/08/20	10.1
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				Filed
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VADO CORP.

Dated: November 20, 2020	By: /s/ David Lelong
David Lelong, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)