Form 10-K
period 2020-11-30
VADO CORP.
filed 2021-02-03
CIK 1700849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-222593

VADO CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

6770

(Primary Standard Industrial Classification Code Number)

30-0968244

(IRS Employer Identification No.)

81 Prospect Street

Brooklyn, NY 11201

Tel: (646) 828-1376

(Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. YES ☐ NO ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of May 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,982,100 based on a closing price of $2.20 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of January 29, 2021, the registrant had 33,328,500 shares of common stock issued and outstanding.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, mean VADO CORP., unless otherwise indicated.

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our ability to locate and acquire an operating business and the resources and efforts we intend to dedicate to such an endeavor, our development of a viable business plan and commencement of operations, and our ability to locate sources of capital necessary to commence operations or otherwise meet our business needs and objectives. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include those described in Item 1A. – Risk Factors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

The Company currently has no operations and is seeking to acquire a new business in the United States, including potentially by means of a reverse merger with an operating entity. We have not generated revenues since we divested our operating subsidiaries and do not expect to do so in the short-term due to the early stage nature of our Company.

The evaluation and selection of a business opportunity is a complex and uncertain process, and we have not yet identified a target operating business for acquisition. Business opportunities that we believe are in the best interests of the Company and its shareholders may be scarce, or we may be unable to obtain the businesses we identify as viable for our objectives, including due to competitive forces in the marketplace beyond our control. There can be no assurance that we will be able to locate compatible business opportunities for the Company. See Item 1A - Risk Factors.

Competition and Market Conditions

We will face substantial competition in our efforts to identify and pursue a business venture. The primary source of competition is expected to be from other companies organized and funded for similar purposes, including small venture capital firms, blank check companies, and wealthy investors, many of which may have substantially greater financial and other resources than we do. In light of our limited financial and human resources, we are at a competitive disadvantage compared to many of our competitors in our efforts to obtain an operating business or assets necessary to commence our operations in a new field. Additionally, with the economic downturn caused by the coronavirus pandemic, many venture capital firms and similar firms and individuals have been seeking to acquire businesses at discounted rates, and we therefore currently face additional competition and resultant difficulty obtaining a business. We expect these conditions to persist at least until such time as the economy recovers. Further, even if we are successful in obtaining a business or assets for new operations, we expect there to be enhanced barriers to entry in the marketplace in which we decide to operate as a result of reduced demand and/or increased raw material costs caused by the pandemic and other economic forces that are beyond our control.

Regulation

As of the date of this Report, we voluntarily file certain reports with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”).

Depending on the direction management decides to take and a business or businesses we may acquire in the future, we may become subject to other laws or regulations that require us to make material expenditures on compliance including the increasing state level regulation of privacy. Any such requirements could require us to divert significant human and capital resources on compliance, which could have an adverse effect on our future operating results.

Employees

As of the date of this Report, we do not have employees. However an entity controlled by our Chief Executive Officer provides part-time consulting services to us as more fully described in “Item 11 Executive Compensation.”

ITEM 1A. RISK FACTORS

Risks Relating to Our Business and Financial Condition

We currently have no operations, and investors therefore have no basis on which to evaluate the Company’s future prospects.

We currently have no operations and will be reliant upon a merger with or acquisition of an operating business to commence operations and generate revenue. Because we have no operations and have not generated revenues since prior to the Change of Control in May 2020, investors have no basis upon which to evaluate our ability to achieve our business objective of locating and completing a business combination with a target business. We have no current arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete a business combination in a reasonable timeframe, on reasonable terms or at all. If we fail to complete a business combination as planned, we will never generate any operating revenues.

We may face difficulties or delays in our search for a business combination, and we may not have access to sufficient capital to consummate a business combination.

We may face difficulty identifying a viable business opportunity or negotiating or paying for any resulting business combination. Economic factors that are beyond our control, including the COVID-19 pandemic and consequent economic downturn, as well as increased competition for acquisitions of operating entities that we expect to encounter as a result thereof, may hinder our efforts to locate and/or obtain a business that is suitable for our business goals at a price we can afford and on terms that will enable us to sufficiently grow our business to generate value to our shareholders. We have limited capital, and we may not be able to take advantage of any available business opportunities on favorable terms or at all due to the limited availability of capital. There can be no assurance that we will have sufficient capital to provide us with the necessary funds to successfully develop and implement our plan of operation or acquire a business we deem to be appropriate or necessary to accomplish our objectives, in which case we may be forced to terminate our business plan and your investment in the Company could become worthless.

If we are not successful in acquiring a new business and generating material revenues, investors will likely lose their investment.

If we are not successful in developing a viable business plan and acquiring a new business through which to implement it, our investors’ entire investment in the Company could become worthless. Even if we are successful in combining with or acquiring the assets of an operating entity, we can provide no assurances that the Company will be able to generate significant revenue therefrom in the short-term or at all or that investors will derive a profit from their investment. If we are not successful, our investors will likely lose their entire investment.

If we cannot manage our growth effectively, we may not become profitable.

Businesses, including development stage companies such as ours and/or any operating business or businesses we may acquire, often grow rapidly and tend to have difficulty managing their growth. If we are able to acquire an operating business, we will likely need to expand our management team and other key personnel by recruiting and employing experienced executives and key employees and/or consultants capable of providing the necessary support.

We cannot assure you that our management will be able to manage our growth effectively or successfully. Our failure to meet these challenges could cause us to lose money, and your investment could be lost.

Because we have limited capital, we may need to raise additional capital in the future by issuing debt or equity securities, the terms of which may dilute our current investors and/or reduce or limit their liquidation or other rights.

We may require additional capital to acquire a business. We may not be able to obtain additional capital when required. Future business development activities, as well as administrative expenses such as salaries, insurance, general overhead, legal and compliance expenses and accounting expenses will require a substantial amount of additional capital.

The terms of securities we issue in future capital raising transactions may be more favorable to new investors, and may include liquidation preferences, superior voting rights or the issuance of other derivative securities, which could have a further dilutive effect on or subordinate the rights of our current investors. Any additional capital raised through the sale of equity securities will likely dilute the ownership percentage of our shareholders. Additionally, any debt securities we issue would likely create a liquidation preference superior that of our current investors and, if convertible into shares of common stock, would also pose the risk of dilution.

We may be unable to obtain necessary financing if and when required.

Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both in general and in the particular industry or industries in which we may choose to operate), our limited operating history and current lack of operations, the national and global economies and the condition of the market for microcap securities. Further, economic downturns such as the current global depression caused by the COVID-19 pandemic may increase our requirements for capital, particularly if such economic downturn persists for an extended period of time or after we have acquired an operating entity, and may limit or hinder our ability to obtain the funding we require. If the amount of capital we are able to raise from financing activities, together with any revenues we may generate from future operations, is not sufficient to satisfy our capital needs, we may be required to discontinue our development or implementation of a business plan, cancel our search for business opportunities, cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms. If any of the foregoing should happen, our shareholders could lose some or all of their investment.

Because we are still developing our business plan, we do not have any agreement for a business combination.

We have no current arrangement, agreement or understanding with respect to engaging in a business combination with any specific entity. We may not be successful in identifying and evaluating a suitable acquisition candidate or in consummating a business combination. We are neutral as to what industry or segment for any target company. We have not established specific metrics and criteria we will look for in a target company, and if and when we do we may face difficulty reaching a mutual agreement with any such entity, including in light of market trends and forces beyond our control. Given our early-stage status, there is considerable uncertainty and therefore inherent risk to investors that we will not succeed in developing and implementing a viable business plan.

The COVID-19 pandemic could materially adversely affect our financial condition, future plans and results of operations.

This COVID-19 pandemic has had a significant adverse effect on the economy in the United States and on most businesses. The Company is not able to predict the ultimate impact that COVID -19 will have on its business; however, if the pandemic and government action in response thereto impose limitations on our operations or result in a prolonged economic recession or depression, the Company’s development and implementation of its business plan and our ability to commence and grow our operations, as well as our ability to generate material revenue therefrom, will be hindered, which would have a material negative impact on the Company’s financial condition and results of operations.

Because we are dependent upon David Lelong, our Chief Executive Officer and sole director to manage and oversee our Company, the loss of him or any difficulty hiring or retaining other key personnel could adversely affect our plan and results of operations.

We currently have a sole director and officer, David Lelong, who manages the Company and is presently evaluating a viable plan for our future operations. We will rely solely on his judgment in connection with selecting a target company and the terms and structure of any resulting business combination. In order to be successful, we will need to obtain key personnel to assist Mr. Lelong in his efforts to develop and implement the Company’s business plan. We may be unable to obtain such personnel prior to acquiring a business or at all. Competition in the market for the human resources that we expect we will need is intense, and we may have difficulty procuring adequate employees and/or consultants without investing significant financial resources on their salaries, fees, or other compensation. Further, given our current search for a business opportunity, we may have to delay hiring additional personnel until such time as we have sufficient capital to meet both the required amounts to make attractive offers to operating entities and to fund our future operations. The loss of our Chief Executive Officer, or any difficulty or inability to procure other qualified personnel, could delay or prevent the achievement of our business objectives, which could have a material adverse effect upon our results of operations and financial position.

Because Mr. Lelong is also our principal shareholder, if he were unavailable we may be unable to cause the Company to elect a replacement director. In that event we would cease operations. Further, because Mr. Lelong serves as Chief Executive Officer and sole director and also holds a controlling interest in the Company’s common stock, our other shareholders will have limited ability to influence the Company’s direction or management.

In addition, the officers and directors of an acquisition candidate may resign upon completion of a combination with their business. The departure of a target’s key personnel could negatively impact the operations and prospects of our post-combination business. The role of a target’s key personnel upon the completion of the transaction cannot be ascertained at this time. Although we contemplate that certain or all members of a target’s management team may remain associated with the target following a change of control thereof, there can be no assurance that all of such target’s management team will decide to remain in place. The loss of key personnel, either before or after a business combination and including management of either us or a combined entity could negatively impact the operations and profitability of our business.

Risks Related to a Potential Business Acquisition

We may encounter difficulty locating and consummating a business combination, including as a result of the competitive disadvantages we have.

We expect to face intense competition in our search for a revenue-producing business to combine with or acquire. Given the current economic climate, venture capital firms, larger companies, blank check companies such as special purpose acquisition companies and other investors are purchasing operating entities or the assets thereof in high volumes and at relatively discounted prices. These parties may have greater capital or human resources than we do and/or more experience in a particular industry within which we choose to search. Most of these competitors have a certain amount of liquid cash available to take advantage of favorable market conditions for prospective business purchaser such as those caused by the recent pandemic. Any delay or inability to locate, negotiate and enter into a business combination as a result of the relative illiquidity of our current asset or other disadvantages we have relative to our competitors could cause us to lose valuable business opportunities to our competitors, which would have a material adverse effect on our business.

We may expend significant time and capital on a prospective business combination that is not ultimately consummated.

The investigation of each specific target business and any subsequent negotiation and drafting of related agreements, SEC disclosure and other documents will require substantial amounts of management’s time and attention and material additional costs in connection with outsourced services from accountants, attorneys and other professionals. We will likely expend significant time and resources searching for, conducting due diligence on, and negotiating transaction terms in connection with a proposed business combination that may not ultimately come to fruition. In such event, all of the time and capital resources expended by the Company in such a pursuit may be lost and unrecoverable by the Company or its shareholders. Unanticipated issues which may be beyond our control or that of the seller of the applicable business may arise that force us to terminate discussions with a target company, such as the target’s failure or inability to provide adequate documentation to assist in our investigation, a party’s failure to obtain required waivers or consents to consummate the transaction as required by the inability to obtain the required audits, applicable laws, charter documents and agreements, the appearance of a competitive bid from another prospective purchaser, or the seller’s inability to maintain its operations for a sufficient time to allow the transaction to close. Such risks are inherent in any search for a new business and investors should be aware of them before investing in an enterprise such as ours.

Conflicts of interest may arise between us and our shareholders, directors, or management, which may have a negative impact on our ability to consummate a business combination or favorable terms or generate revenue.

Our Chief Executive Officer, Mr. Lelong, is not required to commit his full time to our affairs, which may result in a conflict of interest in allocating his time between managing the Company and other businesses in which he is or may be involved. We do not intend to have any employees prior to the consummation of a business combination. Mr. Lelong is not obligated to contribute any specific number of hours to our affairs, and he may engage in other business endeavors while he provides consulting services to the Company. If any of his other business affairs require him to devote substantial amounts of time to such matters, it could materially limit his ability to devote his time and attention to our business which could have a negative impact on our ability to consummate a business combination or generate revenue.

It is possible that we obtain an operating company in which a director or officer of the Company has an ownership interest in or that he or she is an officer, director or employee of. If we do obtain any business affiliated with an officer or director, such business combination may be on terms other than what would be arrived at in an arms-length transaction. If any conflict of interest arises, it could adversely affect a business combination or subsequent operations of the Company, in which case our shareholders may see diminished value relative to what would have been available through a transaction with an independent third party.

We may engage in a business combination that causes tax consequences to us and our shareholders.

Federal and state tax consequences will, in all likelihood, be a significant factor in considering any business combination that we may undertake. Under current federal law, such transactions may be subject to significant taxation to the buyer and its shareholders under applicable federal and state tax laws. While we intend to structure any business combination so as to minimize the federal and state tax consequences to the extent practicable in accordance with our business objectives, there can be no assurance that any business combination we undertake will meet the statutory or regulatory requirements of a tax-free reorganization or similar favorable treatment or that the parties to such a transaction will obtain the tax treatment intended or expected upon a transfer of equity interests or assets. A non-qualifying reorganization, combination or similar transaction could result in the imposition of significant taxation, both at the federal and state levels, which may have an adverse effect on both parties to the transaction, including our shareholders.

It is unlikely that our shareholders will be afforded any opportunity to evaluate or approve a business combination.

It is unlikely that our shareholders will be afforded the opportunity to evaluate and approve a proposed business combination. In most cases, business combinations do not require shareholder approval under applicable law, and our Articles of Incorporation and Bylaws do not afford our shareholders with the right to approve such a transaction. Further, Mr. Lelong, our Chief Executive Officer and sole director, owns the vast majority of our outstanding common stock. Accordingly, our shareholders will be relying almost exclusively on the judgement of our board of directors (“Board”) and Chief Executive Officer and any persons on whom they may rely with respect to a potential business combination. In order to develop and implement our business plan, may in the future hire lawyers, accountants, technical experts, appraisers, or other consultants to assist with determining the Company’s direction and consummating any transactions contemplated thereby. We may rely on such persons in making difficult decisions in connection with the Company’s future business and prospects. The selection of any such persons will be made by our Board, and any expenses incurred or decisions made based on any of the foregoing could prove to be adverse to the Company in hindsight, the result of which could be diminished value to our shareholders.

Because our search for a business combination is not presently limited to a particular industry, sector or any specific target businesses, prospective investors will be unable to evaluate the merits or risks of any particular target business’ operations until such time as they are identified and disclosed.

We are still determining the Company’s business plan, and we may seek to complete a business combination with an operating entity in any number of industries or sectors. Because we have not yet entered into any letter of intent or agreement to acquire a particular business, prospective investors currently have no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition, prospects or other metrics or qualities they deem appropriate in considering to invest in the Company. Further, if we complete a business combination, we may be affected by numerous risks inherent in the operations of the business we acquire. For example, if we acquire a financially unstable business or an entity lacking an established operating history, we may be affected by the risks inherent in the business and operations of a new business or a development stage entity. Although our management intends to evaluate and weigh the merits and risks inherent in a particular target business and make a decision based on the Company and its shareholders’ interests, there can be no assurance that we will properly ascertain or assess all the significant risks inherent in a target business, that we will have adequate time to complete due diligence or that we will ultimately acquire a viable business and generate material revenue therefrom. Furthermore, some of these risks may be outside of our control and leave us with no ability to reduce the likelihood that those risks will adversely impact a target business or mitigate any harm to the Company caused thereby. Should we select a course of action, or fail to select a course of action, that ultimately exposes us to unknown or unidentified risks, our business will be harmed and you could lose some or all of your investment.

Past performance by our management and their affiliates may not be indicative of future performance of an investment in us.

While our Chief Executive Officer has prior experience as an executive and in advising businesses, his past performance, the performance of other entities or persons with which he is involved, or the performance of any other personnel we may retain in the future will not necessarily be an indication of either (i) that we will be able to locate a suitable candidate for our initial business combination or (ii) the future operating results of the Company including with respect to any business combination we may consummate. You should not rely on the historical record of him or any other of our personnel or their affiliates’ performance as indicative of our future performance or that an investment in us will be profitable. In addition, an investment in the Company is not an investment in any entities affiliated with our management or other personnel. While management intends to endeavor to locate a viable business opportunity and generate shareholder value, there can be no assurance that we will succeed in this endeavor.

We may seek business combination opportunities in industries or sectors that are outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive opportunity for the Company. Although management intends to endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all the significant risks, or that we will accurately determine the actual value of a prospective operating entity to acquire. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s ability to evaluate and make decisions on behalf of the Company may be limited, or we may make material expenditures on additional personnel or consultants to assist management in the Company’s operations. Investors should be aware that the information contained herein regarding the areas of our management’s expertise will not necessarily be relevant to an understanding of the business that we ultimately elect to acquire. As a result, our management may not be able to adequately ascertain or assess all the significant risks or strategic opportunities that may arise. Accordingly, any shareholders in the Company following a business combination could suffer a reduction in the value of their shares, and any resulting loss will likely not be recoverable.

We may attempt to complete a business combination with a private target company about which little information is available, and such target entity may not generate revenue as expected or otherwise by compatible with us as expected.

In pursuing our search for a business to acquire, we will likely seek to complete a business combination with a privately held company. Very little public information generally exists about private companies, and the only information available to us prior to making a decision may be from documents and information provided directly to us by the target company in connection with the transaction. Such documents or information or the conclusions we draw therefrom could prove to be inaccurate or misleading. As such, we may be required to make our decision on whether to pursue a potential business combination based on limited, incomplete or faulty information, which may result in our subsequent operations generating less revenue than expected, which could materially harm our financial condition and results of operations.

Our ability to assess the management of a prospective target business may be limited and, as a result, we may acquire a target business whose management does not have the skills, qualifications or abilities to enable a seamless transition, which could, in turn, negatively impact our results of operations.

When evaluating the desirability of a potential business combination, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our management’s assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities expected. Further, in most cases the target’s management may be expected to want to manage us and replace our Chief Executive Officer. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company or assist with their former entity’s merger or combination into ours, the operations and profitability of the post-acquisition business may be negatively impacted and our shareholders could suffer a reduction in the value of their shares.

Any business we acquire will likely lack diversity of operations or geographical reach, and in such case we will be subject to risks associated with dependence on a single industry or region.

Our search for a business will likely be focused on entities with a single or limited business activity and/or that operate in a limited geographic area. While larger companies have the ability to manage their risk by diversifying their operations among different industries and regions, smaller companies such as ours and the entities we anticipate reviewing for a potential business combination generally lack diversification, in terms of both the nature and geographic scope of their business. As a result, we will likely be impacted more acutely by risks affecting the industry or the region in which we operate than we would if our business were more diversified. In addition to general economic risks, we could be exposed to natural disasters, civil unrest, technological advances, and other uncontrollable developments that will threaten our viability if and to the extent our future operations are limited to a single industry or region. If we do not diversify our operations, our financial condition and results of operations will be at risk.

Changes in laws or regulations, or a failure to comply with the laws and regulations applicable to us, may adversely affect our business, ability to negotiate and complete a business combination, and results of operations.

We are subject to laws and regulations enacted by federal, state and local governments. In addition to SEC regulations, any business we acquire in the future may be subject to substantial legal or regulatory oversight and restrictions, which could hinder our growth and expend material amounts on compliance. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application by courts and administrative judges may also change from time to time, and any such changes could be unfavorable to us and could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in material defense or remedial costs and/or damages have a material adverse effect on our financial condition.

Risks Related to Our Common Stock

Due to factors beyond our control, our stock price may be volatile.

There is currently a limited market for our common stock, and there can be no guarantee that an active market for our common stock will develop, even if we are successful in consummating a business combination. Further, even if an active market for our common stock develops, it will likely be subject to by significant price volatility when compared to more seasoned issuers. We expect that the price of our common stock will continue to be more volatile than more seasoned issuers for the foreseeable future. Fluctuations in the price of our common stock can be based on various factors in addition to those otherwise described in this Report, including:

●	A prospective business combination and the terms and conditions thereof;

●	The operating performance of any business we acquire, including any failure to achieve material revenues therefrom;

●	The performance of our competitors in the marketplace, both pre- and post-combination;

●	The public’s reaction to our press releases, SEC filings, website content and other public announcements and information;

●	Changes in earnings estimates of any business that we acquire or recommendations by any research analysts who may follow us or other companies in the industry of a business that we acquire;

●	Variations in general economic conditions, including as may be caused by uncontrollable events such as the COVID-19 pandemic and the resulting decline in the economy;

●	The public disclosure of the terms of any financing we disclose in the future;

●	The number of shares of our common stock that are publicly traded in the future;

●	Actions of our existing shareholders, including sales of common stock by our then directors and then executive officers or by significant investors; and

●	The employment or termination of key personnel.

Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of whether we can consummate a business combination and of our current or subsequent operating performance and financial condition. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

Because trading in our common stock is so limited, investors who purchase our common stock may depress the market if they sell common stock.

Our common stock trades on the OTC Pink Market, the successor to the pink sheets. The OTC Pink Market generally is illiquid and most stocks traded there are of companies that are not required to file reports with the SEC under the Exchange Act. While we voluntarily file Forms 10-Q and 10-K with the SEC, we are a voluntary filer and not required to file reports with the SEC. Our common stock itself infrequently trades. For example, on January 15, 2021, 100 shares of our common stock traded. Accordingly, any sales may depress the trading price.

The market price of our common stock may decline if a substantial number of shares of our common stock are sold at once or in large blocks.

Presently the market for our common stock is limited. If an active market for our shares develops in the future, some or all of our shareholders may sell their shares of our common stock which may depress the market price. Further, Rule 144 will not be available since we are a “shell” company, unless an exemption from the definition applies. Any sale of a substantial number of these shares in the public market, or the perception that such a sale could occur, could cause the market price of our common stock to decline, which could reduce the value of the shares held by our other shareholders.

Future issuance of our common stock could dilute the interests of our existing shareholders, particularly in connection with an acquisition and any resulting financing.

We may issue additional shares of our common stock in the future. The issuance of a substantial amount of our common stock could substantially dilute the interests of our shareholders. In addition, the sale of a substantial amount of common stock in the public market, either in the initial issuance or in a subsequent resale by the target company in a business combination which received our common stock as consideration or by investors who has previously acquired such common stock could have an adverse effect on the market price of our common stock.

Due to recent changes to Rule 15c2-11 under the Securities Exchange Act of 1934, our common stock may become subject to limitations or reductions on stock price, liquidity or volume.

On September 16, 2020, the SEC adopted amendments to Rule 15c2-11 under the Securities Exchange Act of 1934 (the “Exchange Act”). This Rule applies to broker-dealers who quote securities listed on over-the-counter markets such as our common stock. The Rule as amended prohibits broker-dealers from publishing quotations on OTC markets for an issuer’s securities unless they are based on current publicly available information about the issuer. When it becomes effective, the amended Rule will also limit the Rule’s “piggyback” exception, which allows broker-dealers to publish quotations for a security in reliance on the quotations of a broker-dealer that initially performed the information review required by the Rule, to issuers with current publicly available information or issuers that are up-to-date in their Exchange Act reports. As of this date, we are uncertain as what actual effect the Rule may have on us.

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

Because we may issue preferred stock without the approval of our shareholders and have other anti-takeover defenses, and the vast majority of our commons stock outstanding is held by our Chief Executive Officer and sole director, it may be more difficult for a third-party to acquire us and could depress our stock price.

Our Board may issue, without a vote of our shareholders, one or more series of preferred stock that have voting rights, liquidation preferences, dividend rights and other rights that are superior to those of our common stock. Any issuance of preferred stock could adversely affect the rights of holders of our common stock in that such preferred stock could have priority over the common stock with respect to voting, dividend or liquidation rights. Further, because we can issue preferred stock having voting rights per share that are greater than the equivalent of one share of our common stock, our Board could issue preferred stock to investors who support us and our management and give effective control of our business to our management. Even absent such an issuance of preferred stock, the vast majority of our common stock outstanding is held by David Lelong, who controls the Company as its Chief Executive Officer and director. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock. This could make it more difficult for shareholders to sell their common stock and/or cause the market price of our common stock shares to drop significantly, even if our business is performing well.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES

None.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is not listed on any securities exchange, and is quoted on the OTC Pink Market under the symbol “VADP.” Because our common stock is not listed on a securities exchange and its quotations on OTC Pink are limited and sporadic, there is currently no established public trading market for our common stock.

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter during the fiscal years ended November 30, 2020 and 2019. This information was obtained from OTC Pink and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED NOVEMBER 30, 2020:
First Quarter	$3.20	$2.00
Second Quarter	$2.20	$2.20
Third Quarter	$9.20	$2.00
Fourth Quarter	$11.00	$2.00

COMMON STOCK MARKET PRICE
	HIGH		LOW
FISCAL YEAR ENDED NOVEMBER 30, 2019:
First Quarter*	$	N/A	$	N/A
Second Quarter*	$	N/A	$	N/A
Third Quarter*	$	N/A	$	N/A
Fourth Quarter		$3.00		$3.00

* Market information not available for this time period.

Holders

As of January 29, 2021, there were 23 shareholders of record of the Company’s common stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is Action Stock Transfer 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121.

Dividends

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Securities Authorized For Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans.

Unregistered Sales of Equity Securities

We have previously disclosed all sales of securities without registration under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The Company has no operations or revenue as of the date of this report. We have terminated our operations in the embroidery business, and are currently in the process of developing a business plan. Management intends to explore and identify viable business opportunities within the U.S. including seeking to acquire a business in a reverse merger. Our Chief Executive Officer has a history of successfully achieving that goal, although no assurances can be given that he can achieve this.  Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of coronavirus on our business, see Item 1.A. - “Risk Factors”.

Plan of Operation

The Company has no operations from a continuing business in 2020 other than the expenditures related to running the Company, and has no revenue from continuing operations as of the date of this Report. We have terminated our operations in the embroidery industry, and are currently in the process of developing a business plan, including with respect to searching for, evaluating and obtaining a business opportunity in the U.S.

Management intends to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our Chief Executive Officer has experience in management and business consulting, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of coronavirus on our business, see Item 1A “Risk Factors.”

We do not currently engage in any business activities that provide revenue or cash flow. During the next 12 month period we anticipate incurring costs in connection with investigating, evaluating and negotiating potential business combinations, filing SEC reports, and consummating an acquisition of an operating business.

Given our limited capital resources, we may consider a business combination with an entity which has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products or services or expansion into new markets, or is an established business experiencing financial or operating difficulties and is in need of additional capital. Alternatively, a business combination may involve the acquisition of, or merger with, an entity which desires access to the U.S. capital markets.

As of the date of this Report, our management has not had any discussions with any representative of any other entity regarding a potential business combination. Any target business that is selected may be financially unstable or in the early stages of development. In such event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early stage entity. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that we will likely only be able to effect one business combination due to our limited capital. This lack of diversification will likely pose a substantial risk in investing in the Company for the indefinite future, because it will not permit us to offset potential losses from one venture or operating territory against gains from another. The risks we face will likely be heightened to the extent we acquire a business operating in a single industry or geographical region.

We anticipate that the selection of a business combination will be a complex and risk-prone process. Because of general economic conditions, including unfavorable conditions caused by the coronavirus pandemic, rapid technological advances being made in some industries and shortages of available capital, management believes that there are a number of firms seeking business opportunities at this time at discounted rates with which we will compete. We expect that any potentially available business combinations may appear in a variety of different industries or regions and at various stages of development, all of which will likely render the task of comparative investigation and analysis of such business opportunities extremely difficult and complicated.

Results of Operations For the Fiscal Year ended November 30, 2020 compared with the Fiscal Year ended November 30, 2019

The following overview of our results of operations should be read in light of the fact that we have no operations pending management’s determination of the future direction of the Company, be it by reverse merger or similar business combination or otherwise. The only operations that existed in 2020 related to continuing operations relates to the business of running the Company and include mostly professional fees related to the Company’s corporate Exchange Act filings as well as general business expenditures related to finding a acquisition candidate.

Revenue, Cost of Revenue and Gross Profit

We had no revenue for the fiscal years ended November 30, 2020 or 2019. We expect this trend to persist until we can locate and acquire an operating business.

Operating Expenses

Included in continuing operations, we incurred operating expenses of $139,360 and $35,824 during the fiscal years ended November 30, 2020 and 2019, respectively. The operating expenses in 2020 were mainly due to the professional fees related to the Company’s Exchange Act filings and general operating expenditures of running the Company.

Net Income (Loss)

During the fiscal years ended November 30, 2020 and 2019, we recorded a net income (loss) of $(149,148) and $(35,824), respectively. The increase was due to additional expenditures in connection with Exchange Act reporting and our search for an operating business to acquire.

Liquidity and Capital Resources

Cash Flows used by Operating Activities:

For the fiscal year ended November 30, 2020, net cash flows used in operating activities was $126,014. Net cash flows used in operating activities was $37,408 for the year ended November 30, 2019.

For the fiscal year ended November 30, 2020, net cash flows from financing activities was $207,620, consisting of $199,216 net proceeds from the sale of 100,000 shares of Series A Preferred Stock (“Series A”), and $8,404 received from a related party; cash flows from financing activities were $9,800 during the year ended November 30, 2019, consisting of proceeds of a loan from a related party.

The Company received $200,000 in gross proceeds from the sale of the Series A. Each share of the Series A is convertible into 20 shares of the Company’s common stock, par value $0.001 per share. The beneficial conversion feature associated with the Series A was considered a dividend to the Series A shareholders. The Company utilized the intrinsic value method to determine the fair value of the beneficial conversion feature associated with this transaction.  The value of the beneficial conversion features was capped at the amount of proceeds received, or $200,000; the Company recorded a dividend on the Series A in the amount of $200,000 during the year ended November 30, 2020.

Once we have developed and begun to implement our business plan, management intends to fund our working capital requirements through a combination of our existing funds and future issuances of debt or equity securities. Our working capital requirements are expected to increase in line with the implementation of a business plan and commencement of operations.

Based upon our current operations, we do not have sufficient working capital to fund our operations over the next 12 months. If we are able to close a reverse merger, it is likely we will need capital as a condition of closing that acquisition. Because of the uncertainties, we cannot be certain as to how much capital we need to raise or the type of securities we will be required to issue. In connection with a reverse merger, we will be required to issue a controlling block of our securities to the target’s shareholders which will be very dilutive.

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

We anticipate that we will incur operating losses in the next 12 months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development.  Such risks for us include, but are not limited to, an evolving and unpredictable business model, recognition of revenue sources, and the management of growth. To address these risks, we must, among other things, develop, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

COVID-19 Update

To date, the COVID-19 pandemic has not had a material impact on the Company, particularly due to our current lack of operations. The pandemic may, however, have an impact on our ability to evaluate and acquire an operating entity through a reverse merger or otherwise. See Item 1A “Risk Factors” for more information.

Off Balance Sheet Arrangements

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent registered public accounting firm auditors’ report accompanying our November 30, 2020 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AJ Robbins CPA, LLC Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Vado Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Vado Corp. (the Company) as of November 30, 2020 and 2019, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2020 and 2019, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Going concern uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has an accumulated deficit of $190,817 as of November 30, 2020. For the year ended November 30, 2020, the Company had a net loss of $149,148. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ AJ Robbins CPA LLC

We have served as the Company’s auditor since 2017.

Denver, Colorado December 29, 2020

aj@ajrobbins.com

400 South Colorado Blvd, Suite 870, Denver, Colorado 80246

(B)303-537-5898   (M)720-339-5566   (F)303-586-6261

VADO CORP.

BALANCE SHEETS

	November 30,	November 30,
	2020	2019
ASSETS
Current assets
Cash	$81,840	$234
Inventory	-	148
Total current assets	81,840	382

Equipment, net	-	10,165
Computer, net	-	418
Total Assets	81,840	10,965

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	12,376
Accrued interest	-	-
Credit card payable	27	-
Loan from related parties	-	23,524
Total current liabilities	12,403	23,524
Total Liabilities	12,403	23,524

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 1,000,000 shares designated Series A	-	-
Preferred Stock, Series A; $0.001 par value, 100,000 and 0 shares issued and outstanding at November 30, 2020 and 2019, respectively	100	-
Common stock, $0.001 par value, 75,000,000 shares authorized, 33,328,500 and 3,355,500 shares issued and outstanding at November 30, 2020 and 2019, respectively	33,328	3,355
Additional paid-in capital	226,826	25,755
Accumulated deficit	(190,817)	(41,669)
Total (deficiency in) stockholders' equity	69,437	(12,559)

Total liabilities and stockholders' equity	$81,840	$10,965

The accompanying notes are an integral part of these financial statements

VADO CORP.

STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	November 30,	November 30,
	2020	2019

Revenue	$-	$-

Operating expenses:
General and administrative	139,360	35,824

Total operating expenses	139,360	35,824

Other (expense)
Interest expense	(59)	-
Loss on impairment of long-lived assets	(9,729)	-
Total other (expense)	(9,788)	-

Net Operating Loss	(149,148)	(35,824)

Loss before provision for income taxes	(149,148)	(35,824)

Provision for income taxes	-	-

Net loss	$(149,148)	$(35,824)

Preferred stock dividend	(200,000)	-

Net loss available to common shareholders	$(349,148)	$(35,824)

Net loss per share - basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding - basic and diluted	19,079,041	3,355,500

The accompanying notes are an integral part of these financial statements

VADO CORP.

STOCKHOLDERS' EQUITY

TWELVE MONTHS ENDED NOVEMBER 30, 2019 and 2020

					Additional
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, November 30, 2018	-	$-	3,355,500	$3,355	$25,755	$(5,845)	$23,265
Net loss for the year ended November 30, 2019	-	-	-	-	-	(35,824)	(35,824)
Balance, November 30, 2019	-	$-	3,355,500	$3,355	$25,755	$(41,669)	$(12,559)

Balance, November 30, 2019	-	$-	3,355,500	$3,355	$25,755	$(41,669)	$(12,559)
Expenses paid by related party	-	-	-	-	1,955	-	1,955
Issuance of convertible preferred stock for cash	100,000	100	-	-	199,116	-	199,216
Beneficial conversion feature of convertible preferred stock	-	-	-	-	200,000	-	200,000
Preferred stock dividend	-	-	-	-	(200,000)	-	(200,000)
Conversion of related party note to common stock	-	-	29,973,000	29,973	-	-	29,973
Net loss for the year ended November 30, 2020	-	-	-	-	-	(149,148)	(149,148)
Balance, November 30, 2020	100,000	$100	33,328,500	$33,328	$226,826	$(190,817)	$69,437

The accompanying notes are an integral part of these financial statements

VADO CORP.

STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	November 30,	November 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(149,148)	$(35,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of long-lived assets	9,729	-
Depreciation and amortization	854	3,416
Changes in assets and liabilities:
Inventory	148	-
Accounts payable	12,376	(5,000)
Credit card payable	27	-
Net cash used in operating activities	(126,014)	(37,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash from sale of Series A Preferred Stock	199,216	-
Payment of invoices by related party	1,955	-
Proceeds of loan from shareholder		9,800
Increase in principal amount of related party note payable	6,449	-
Net cash provided by financing activities	207,620	9,800

Net increase (decrease) in cash and cash equivalents	81,606	(27,608)

Cash and cash equivalents at beginning of period	234	27,842

Cash and cash equivalents at end of period	$81,840	$234

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$59	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of related party note payable to common stock	$29,973	$-
Beneficial conversion feature of Series A Convertible Preferred Stock	$200,000	$-

The accompanying notes are an integral part of these financial statements

VADO CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR YEARS ENDED NOVEMBER 30, 2020 AND NOVEMBER 30, 2019

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

On May 22, 2020, David Lelong purchased from Dusan Konc 2,000,000 shares of Common Stock of the Company and a convertible promissory note with a face value of $29,973 (the “Vado Related Party Note”), payable by the Company and convertible into shares of Common Stock at $0.001 per share, for a total purchase price of $100,000 (the “Change of Control”). The Change of Control was affected pursuant to a Securities Purchase Agreement dated May 22, 2020 (the “Purchase Agreement”) by and among Mr. Lelong as the purchaser, the Company, and Mr. Konc, the Company’s majority shareholder, sole director and officer, as the seller. The Company was a party to the Purchase Agreement for the sole purpose of providing the representations and warranties contained therein. The Vado Related Party Note was cancelled, and a new convertible note in the amount of $29,973 was issued to Mr. Lelong (the “Lelong Related Party Note”). On May 28, 2020, Mr. Lelong fully converted the Related Party Note into 29,973,000 shares of the Company’s common stock.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of November 30, 2020 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated loss from inception (February 10, 2017) to November 30, 2020 of $190,817. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At November 30, 2020 the Company's bank deposits did not exceed the insured amounts.

Inventory

Inventory consists mostly of raw materials and are stated at the lower of cost or fair value on a first-in first-out basis.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Stock-Based Compensation

As of November 30, 2020, the Company has not issued any stock-based payments to its employees.

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

Under the new guidance, fewer acquired sets are expected to be considered businesses. This ASU was effective January 1, 2018 on a prospective basis with early adoption permitted. The adoption of this guidance had no material effect on the Company’s financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. This ASU was effective to impairment tests beginning January 1, 2020, with early adoption permitted. The adoption of this guidance had no material effect on the Company’s financial statements.

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

On April 21, 2018, the Company purchased an embroidery machine for $15,000. This equipment is stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is five years. During the year ended November 30, 2020, the Company recorded an impairment charge in the amount of $9,415 to its embroidery machine and an additional $314 to its computer software. At November 30, 2020, the book value of long term assets on the Company’s balance sheet was $0.

NOTE 4 – CAPITAL STOCK

The Company has 75,000,000 shares of common stock authorized with a par value of $0.001 per share, and 10,000,000 shares of preferred stock authorized with a par value $0.001 per share.

Common Stock

On May 28, 2020, the Company issued 29,973,000 shares of common stock pursuant to the conversion of the Lelong Related Party Note. See note 4. At November 30, 2020, the Company had 33,328,500 shares of common stock and 100,000 shares of preferred stock issued and outstanding.

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

On June 26, 2020, Vado Corp. entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company sold to the purchaser 100,000 shares of the Company’s Series A, at a purchase price of $2.00 per share (the “Offering”). The Company received $200,000 in gross proceeds from the Offering, before deducting legal fees and related offering expenses. Each share of the Series A is convertible into 20 shares of the Company’s common stock, par value $0.001 per share. The beneficial conversion feature associated with the Series A was considered a dividend to the Preferred A shareholders. The Company utilized the intrinsic value method to determine the fair value of the beneficial conversion feature associated with this transaction.  The value of the beneficial conversion features was capped at the amount of proceeds received, or $200,000; the Company recorded a dividend on the Series A in the amount of $200,000 during the year ended November 30, 2020.

NOTE 5 – RELATED PARTY TRANSACTIONS

Loans From Related Parties

From February 10, 2017 to May 22, 2020, Mr. Dusan Konc, the Company’s former sole officer and director, had contributed cash in the amount of $29,973 to support the Company’s operations. These transactions were recorded as a related party note payable to Mr. Konc (the “Konc Related Party Note”). At May 22, 2020, the principal amount due under the Konc Related Party Note was $29,973. On May 22, 2020, Mr. David Lelong purchased the Konc Related Party Note from Mr. Konc, the Konc Related Party Note was cancelled, and the Company issued a new convertible note payable to Mr. Lelong in the amount of $29,973 (the “Lelong Related Party Note”). The Lelong Related Party Note bears interest at the rate of 12% per year, and was convertible into the Company’s common stock at the rate of $0.001 per share. During the year ended November 30, 2020, the Company paid interest in the amount of $59 on the Lelong Related Party Note. On May 28, 2020, Mr. Lelong converted the entire principal amount of $29,973 due under the Lelong Related Party Note into 29,973,000 shares of the Company’s common stock. At November 30, 2020, the amount due under the Lelong Related Party Note was $0.

Consulting Agreement

On June 1, 2020, the Company entered into a consulting agreement with Accelerated Online Inc. (“Accelerated Online”, the “2020 Accelerated Online Agreement”), an entity wholly-owned by David Lelong.  Pursuant to the 2020 Accelerated Online Agreement, Accelerated Online provided executive management and business development services to the Company for a fee of $15,000 per month.  During the year ended November 30, 2020, the Company charged to operations an amount of $90,000 in connection with the 2020 Accelerated Online Agreement. See Note 6.

NOTE 6 – SUBSEQUENT EVENTS

On January 4, 2021, the Company entered into a new Agreement for Professional Services with Accelerated Online (the “2021 Accelerated Online Agreement”), which replaced the 2020 Accelerated Online Agreement. Pursuant to the 2021 Accelerated Online Agreement, Accelerated Online provides executive management and business development services to the Company for a fee of $7,500 per month.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of November 30, 2020, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

●	The Company does not have sufficient segregation of duties within accounting functions due to only having one consultant and its limited nature and resources.

●	The Company does not have an independent board of directors or audit committee.

●	The Company does not have written documentation of our internal control policies and procedures.

●	All of the Company’s financial reporting is carried out by a financial consultant.

We plan to rectify these weaknesses by implementing an independent board of directors, establishing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we complete a reverse merger or similar business acquisition.

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year November 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names and positions of our executive officers and directors. Directors will be elected at our annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

Name	Age	Positions
David Lelong	44	Director, Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Secretary

David Lelong has been our Chief Executive Officer since May 26, 2020 and our Chief Financial Officer, President and sole director since May 22, 2020. Mr. Lelong also serves as our Treasurer and Secretary. Prior to his appointment, Mr. Lelong served as Chief Executive Officer and a director at Better Choice Company Inc. from April 29, 2016 until March 4, 2019 and March 14, 2019, respectively. Mr. Lelong also served as Chief Financial Officer, President, Treasurer, and Secretary at Better Choice Company Inc. from April 29, 2016 until May 28, 2019. Prior to that, for over four years Mr. Lelong was a consultant to businesses and entrepreneurs, assisting with the development of products and sales through Internet marketing.

With only one director, the Board’s role is limited to those matters required by law to be approved by the Board. Accordingly, the general oversight role is inapplicable.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board following the next annual meeting of stockholders and until their successors have been elected and qualified.

Audit Committee

We do not have any committees of the Board as we only have one director.  Our Board acts as the Company’s Audit Committee as required.

Director Independence

We do not currently have any independent directors. We evaluate independence by the standards for director independence established by Marketplace Rule 5605(a)(2) of the Nasdaq Stock Market, Inc.

Board Leadership Structure

We have chosen to combine the Chief Executive Officer and Board Chairman positions since one person is our sole officer and director.

Code of Ethics

Our Board has not adopted a Code of Ethics due to the Company’s size and lack of employees. As of the date of this Report, our sole director is also our Chief Executive Officer.

Delinquent Section 16(a) Reports

The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act; therefore, this Item is not applicable.

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed or accrued by us for the fiscal years ended November 30, 2020 and 2019 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

Summary Compensation Table

Name and
Principal	Fiscal		Total
Position	Year	Salary	Compensation

David Lelong,	2020	$90,000	$90,000
CEO, CFO, President, Secretary, and Treasurer (1)

Dusan Konc,	2020	$-0-	$-0-
Former CEO, CFO, President, Secretary, and Treasurer (2)	2019	$-0-	$-0-

(1)

Mr. Lelong received compensation in the amount of $15,000 per month payable to Accelerated Online, Inc., an entity controlled by Mr. Lelong until January 4, 2021, when his fee was reduced to $7,500 per month. Mr. Lelong was appointed to his positions on May 22, 2020.

(2)	Mr. Konc resigned from his positions on May 22, 2020.

Named Executive Officer Employment Agreements

None. On January 4, 2021 Company entered into an Agreement for Professional Services with Accelerated Online, Inc. (“Accelerated Online”), an entity controlled by David Lelong, whereby the Company pays Accelerated Online the amount of $7,500 per month. This agreement can be terminated by either party by providing 30 days’ written notice.

Termination Provisions

Other than any employment agreements described in this Annual Report on Form 10-K, as of the date of this Report we had no contract, agreement, plan or arrangement, whether written or unwritten, that provides for payments to a Named Executive Officer at, following, or in connection with any termination, including without limitation resignation, severance, retirement or a constructive termination of a Named Executive Officer, or a change in control of the Company or a change in the Named Executive Officer’s responsibilities, with respect to each Named Executive Officer.

Outstanding Equity Awards at Fiscal Year End

As of November 30, 2020, none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

Director Compensation

To date, we have not paid our director any compensation for services on our Board.

Equity Compensation Plan Information

The Company does not have any securities authorized for issuance or outstanding under an equity compensation plan or equity compensation grants made outside of such a plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of January 29, 2021, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Vado Corp., 81 Prospect Street, Brooklyn, NY 11201, Attention: Corporate Secretary.

Name of Beneficial Holder	Amount of Beneficial Ownership (1)	Percentage of Common Stock (1)
David Lelong (2)	31,973,000	95.9%

(1)

Applicable percentages are based on 33,328,500 shares of common stock outstanding as of January 29, 2021. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under SEC rules, a person is considered a “beneficial owner” of a security if that person has or shares power to vote or direct the voting of such security or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has a right to acquire beneficial ownership within 60 days. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted in the footnotes to this table.

(2)	Mr. Lelong is our Chairman of the Board and Chief Executive Officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From February 10, 2017 to May 22, 2020, Mr. Dusan Konc, the Company’s former sole officer and director, had contributed cash in the amount of $29,973 to support the Company’s operations. These transactions were recorded as a related party note payable to Mr. Konc (the “Konc Related Party Note”). At May 22, 2020, the principal amount due under the Konc Related Party Note was $29,973. On May 22, 2020, Mr. David Lelong purchased the Konc Related Party Note from Mr. Konc, the Konc Related Party Note was cancelled, and the Company issued a new convertible note payable to Mr. Lelong in the amount of $29,973 (the “Lelong Related Party Note”). The Lelong Related Party Note bears interest at the rate of 12% per year, and was convertible into the Company’s common stock at the rate of $0.001 per share. During the year ended November 30, 2020, the Company paid interest in the amount of $59 on the Lelong Related Party Note. On May 28, 2020, Mr. Lelong converted the entire principal amount of $29,973 due under the Lelong Related Party Note into 29,973,000 shares of the Company’s common stock. At November 30, 2020, the amount due under the Lelong Related Party Note was $0.

On June 1, 2020, the Company entered into a consulting agreement with Accelerated Online Inc. (“Accelerated Online”, the “2020 Accelerated Online Agreement”), an entity wholly-owned by David Lelong.  Pursuant to the 2020 Accelerated Online Agreement, Accelerated Online provided executive management and business development services to the Company for a fee of $15,000 per month.  During the year ended November 30, 2020, the Company charged to operations an amount of $90,000 in connection with the 2020 Accelerated Online Agreement.

On January 4, 2021, the Company entered into an Agreement for Professional Services with Accelerated Online (the “2021 Accelerated Online Agreement”), which replaced the 2020 Accelerated Online Agreement. Pursuant to the 2021 Accelerated Online Agreement, Accelerated Online provides executive management and business development services to the Company for a fee of $7,500 per month.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AJ Robbins CPA, LLC served as our independent auditors for the fiscal years ended November 30, 2020 and 2019.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	November 30,	November 30,
	2020	2019
Audit fees	$20,000	$11,723
Tax fees	-	-
All other fees:	-	-
Total fees paid or accrued to our principal accountant	$20,000	$11,723

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STAATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report.

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
3.1(a)	Articles of Incorporation	S-1	01/18/18	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation	10-Q	07/15/20	3.1B
3.2	Amended and Restated Bylaws	8-K	05/29/20	3.1
4.1	Certificate of Designations of Series A Convertible Preferred Stock	8-K	06/29/20	4.1
10.1	Consulting Agreement between the Company and Accelerated Online Inc. dated June 1, 2020	10-Q	10/08/20	10.1
10.2	Agreement for Professional Services between the Company and Accelerated Online Inc. dated January 4, 2021				Filed
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				Filed
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VADO CORP.

Dated: February 3, 2021	By: /s/ David Lelong
David Lelong Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)