Form 10-Q
period 2021-02-28
TradeFan, Inc.
filed 2021-04-12
CIK 1700849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

COMMISSION FILE NO. 333-222593

TradeFan, Inc.

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 8, 2021
Common Stock, $0.001	99,985,500

TradeFan, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TradeFan, Inc.

Condensed Consolidated Balance Sheets

	February 28,	November 30,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash	$36,067	$81,840
Total current assets	36,067	81,840

Total Assets	36,067	81,840

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	1,375	12,376
Credit card payable	1,588	27
Due to related party	15,113	-
Total current liabilities	18,076	12,403
Total Liabilities	18,076	12,403

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 1,000,000 shares designated Series A	-	-
Preferred Stock, Series A; $0.001 par value, 100,000 shares issued and outstanding at February 28, 2021 and November 30, 2020	100	100
Common stock, $0.001 par value, 490,000,000 shares authorized, 99,985,500 shares issued and outstanding at February 28, 2021 and November 30, 2020	99,986	99,986
Additional paid-in capital	160,168	160,168
Accumulated deficit	(242,263)	(190,817)
Total (deficiency in) stockholders' equity	17,991	69,437

Total liabilities and stockholders' equity	$36,067	$81,840

The accompanying notes are an integral part of these financial statements.

TradeFan, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	February 28,	February 29,
	2021	2020

Revenue	$-	$-

Operating expenses:
General and administrative	51,333	7,503

Total operating expenses	51,333	7,503

Other expense:
Interest expense	(113)	-
Total other expense	(113)	-

Net Operating Loss	(51,446)	(7,503)

Loss before provision for income taxes	(51,446)	(7,503)

Provision for income taxes	-	-

Net loss	$(51,446)	$(7,503)

Net loss available to common shareholders	$(51,446)	$(7,503)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	99,985,500	10,066,500

The accompanying notes are an integral part of these financial statements.

TradeFan, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	February 28,	February 29,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(51,446)	$(7,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	854
Changes in assets and liabilities:
Accounts payable	(11,001)	-
Credit card payable	1,561	-
Due to related party	15,113	-
Net cash used in operating activities	(45,773)	(6,649)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds of loan from shareholder	-	6,449
Net cash provided by financing activities	-	6,449

Net increase (decrease) in cash and cash equivalents	(45,773)	(200)

Cash and cash equivalents at beginning of period	81,840	233

Cash and cash equivalents at end of period	$36,067	$33

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 66,657,000 shares of common stock pursuant to stock split (see note 6)	$66,658	$-

The accompanying notes are an integral part of these financial statements

TradeFan, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (deficit)

For the Three Ended February 28 (29), 2021 and 2020

STOCKHOLDERS' EQUITY - THREE MONTHS ENDED FEBRUARY 28 (29)
	Series A Preferred Stock		Common Stock
					Additional
					Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, November 30, 2019	-	$-	10,066,500	$10,065	$19,045	$(41,669)	$(12,559)
Net loss for the period ended February 29, 2020	-	-	-	-	-	(7,503)	(7,503)
Balance, February 29, 2020	-	$-	10,066,500	$10,065	$19,045	$(49,172)	$(20,062)

Balance, November 30, 2020	100,000	$100	99,985,500	$99,986	$160,168	$(190,817)	$69,437
Net loss for the period ended February 28, 2021	-	-		-	-	(51,446)	(51,446)
Balance, February 28, 2021	100,000	$100	99,985,500	$99,986	$160,168	$(242,263)	$17,991

TRADEFAN, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28(29), 2021 AND 2019(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

TradeFan, Inc., previously known as Vado Corp., (the “Company”) is a Nevada corporation established on February 10, 2017 and has adopted a November 30 fiscal year end. The Company formerly had operations in the embroidery business in the European Union. With the Change of Control  described in the following paragraph, the Company terminated its operations in the embroidery business and wrote off its assets. The Company currently has no operations and is seeking new business opportunities in the United States and abroad.  On February 10, 2021, the Company entered into a non-binding Term Sheet with another company (the “Target”) which if consummated would result in the shareholders of the Target owning 87% of the common stock of the Company. The Target does business under the name of TradeFan which is why the Company increased its authorized common stock and changed its name. See Notes 4 and 6. The Term Sheet also envisions the Company raising $2 million from the sale of convertible preferred stock, the terms of which have to be negotiated with investors. As of the date of this Report, no definitive Agreement has been executed. There can be no assurances that the reverse merger with the Target will occur. Among other conditions is completion of an audit of the financial statements of the Target.

On May 22, 2020, David Lelong purchased from Dusan Konc 6,000,000 shares of Common Stock of the Company and a convertible promissory note with a face value of $29,973 (the “Vado Related Party Note”), payable by the Company and convertible into shares of Common Stock at $0.0003 per share, for a total purchase price of $100,000 (the “Change of Control”). The Change of Control was affected pursuant to a Securities Purchase Agreement dated May 22, 2020 (the “Purchase Agreement”) by and among Mr. Lelong as the purchaser, the Company, and Mr. Konc, the Company’s majority shareholder, sole director and officer, as the seller. The Company was a party to the Purchase Agreement for the sole purpose of providing the representations and warranties contained therein. The Vado Related Party Note was cancelled, and a new convertible note in the amount of $29,973 was issued to Mr. Lelong (the “Lelong Related Party Note”). On May 28, 2020, Mr. Lelong fully converted the Related Party Note into 89,919,000 shares of the Company’s common stock.

On February 12, 2021, the Company’s Board of Directors approved changing the Company’s name to “TradeFan, Inc.”.

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

The unaudited interim condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended November 30, 2020. The results of the three months ended February 28, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2021.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of February 28, 2021 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated loss from inception (February 10, 2017) to February 28, 2021 of $(242,263). These and other factors raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At February 28, 2021 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Forward Stock Split

On February 12, 2021, the Company approved a 3-for-1 forward split of the Company’s common stock (the “Forward Split”), and increased the number of shares of common stock authorized from 75,000,000 to 490,000,000. Except as otherwise indicated, all share and per-share information in these financial statements have been restated to adjust for the effect of the forward split. At February 28, 2021 and November 30, 2020, the Company had 33,328,500 shares of common stock outstanding immediately before the Forward Split, and 99,985,500 shares of common stock outstanding immediately after the Forward Split, an increase of 66,657,000 shares. See note 6.

Stock-Based Compensation

As of February 28, 2021, the Company has not issued any stock-based payments to its employees.

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

On April 21, 2018, the Company purchased an embroidery machine for $15,000. This equipment is stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is five years. At February 28, 2021, the book value of long term assets on the Company’s balance sheet was $0.

NOTE 4 – CAPITAL STOCK

On February 12, 2021, the Company’s Board of Directors approved a change to the Company’s Articles of Incorporation increasing the number of shares of common stock authorized from 75,000,000 to 490,000,000. Also on February 12, 2021, the Company’s Board of Directors approved a 3-for-1 forward split of the Company’s common stock outstanding. The Company had 33,328,500 shares of common stock outstanding immediately before the Forward Split, and 99,985,500 shares of common stock outstanding immediately after the Forward Split, an increase of 66,657,000 shares. See note 6.

Common Stock

The Company had 99,985,500 shares of common stock, par value $0.001, outstanding at February 28, 2021 and November 30, 2020.

Preferred Stock

The Company had 100,000 shares of Series A Preferred Stock, par value $0.001, outstanding at February 28, 2021 and November 30, 2020.

NOTE 5 – RELATED PARTY TRANSACTIONS

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

On January 4, 2021, the Company entered into a new agreement for professional services with Accelerated Online (the “2021 Accelerated Online Agreement”), which replaced the 2020 Accelerated Online Agreement. Pursuant to the 2021 Accelerated Online Agreement, Accelerated Online provides executive management and business development services to the Company for a fee of $7,500 per month, with interest payable at the rate of 1.5% per month on any unpaid balance. During the three months ended February 28, 2021, the Company paid the amount of $15,000 in full satisfaction of the 2020 Accelerated Online Agreement.  Also during the three months ended February 28, 2021, the Company charged to operations the amount of $15,000 for consulting fees and $113 for accrued interest pursuant to the 2021 Accelerated Online Agreement; these amounts are recorded as due to related party on the Company’s balance sheet at February 28, 2021.

NOTE 6 – SUBSEQUENT EVENTS

On February 12, 2021, the Company’s Board of Directors approved a change to the Company’s Articles of Incorporation increasing the number of shares of common stock authorized from 75,000,000 to 490,000,000. Also on February 12, 2021, the Company’s Board of Directors approved a 3-for-1 forward split of the Company’s common stock outstanding. On March 15, 2021, the Company, filed a Certificate of Amendment to its Articles of Incorporation (the “Certificate of Amendment”) to (i) change its corporate name from “Vado Corp.” to “TradeFan, Inc.”, (ii) increase its authorized shares of common stock, par value $0.001 per share, from 75,000,000 shares to 490,000,000 shares, and (iii) effect the Forward Split pursuant to which each share of the Company’s common stock issued and outstanding as of the effective date of the Forward Split were reclassified and changed into three shares of common stock (collectively, the “Amendments”). Except for the Forward Split, which was effective on March 18, 2021, the Amendments were effective March 15, 2021. In connection with the Amendments, the symbol for the Company’s common stock was changed to “VADPD” on March 18, 2021 and will be changed to “TFAN” 20 business days after March 18th.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the ongoing impact of the coronavirus pandemic and its negative effect on the U.S. and global economies and our lack of an operating history and revenue. Further information on the risk factors affecting our business is contained in “Risk Factors” of our annual report on Form 10-K for the fiscal year ended November 30, 2020. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Description of Business

TradeFan, Inc., previously known as Vado Corp., was incorporated in the State of Nevada on February 10, 2017 and established a fiscal year end of November 30. We have not generated material revenues, have minimal assets and have incurred losses since inception. We were formed to engage in the embroidery business, but in connection with the Change of Control described in the following paragraph, the Company has terminated its plans in the embroidery business and wrote off its assets. Since the Change of Control, we commenced seeking new business opportunities in the United States and abroad. Among other things, we may acquire an ongoing business in a reverse merger.

On May 22, 2020, David Lelong purchased from Dusan Konc 6,000,000 shares of Common Stock of the Company and a convertible promissory note with a face value of $29,973 (the “Vado Related Party Note”), payable by the Company and convertible into shares of Common Stock at $0.0003 per share, for a total purchase price of $100,000 (the “Change of Control”). The Change of Control was affected pursuant to a Securities Purchase Agreement dated May 22, 2020 (the “Purchase Agreement”) by and among Mr. Lelong as the purchaser, the Company, and Mr. Konc, the Company’s majority shareholder, sole director and officer, as the seller. On May 28, 2020, Mr. Lelong fully converted the Related Party Note into 89,919,000 shares of the Company’s common stock.

On February 12, 2021, the Company’s Board of Directors approved changing the Company’s name to “TradeFan, Inc.”.

Plan of Operation

The Company has no operations or revenue as of the date of this report. We have terminated our operations in the embroidery business, and are currently in the process of developing a business plan. Management intends to explore and identify viable business opportunities within the U.S. and abroad including seeking to acquire a business in a reverse merger. See Note 1 to the unaudited financial statements contained in this Report. Our Chief Executive Officer has a history of successfully achieving that goal, although no assurances can be given that he can achieve this.  Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of coronavirus on our business, see “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended November 30, 2020.

Results and Plan of Operations

Revenue, Cost of Revenue and Gross Profit

We had no revenue for the three months ended February 28, 2021 and February 29, 2020. We expect this trend to persist until we can locate and acquire an operating business.

Operating Expenses

Included in continuing operations, we incurred operating expenses of $51,333 and $7,503 during the three months ended February 28, 2021 and February 29, 2020, respectively. The operating expenses were mainly due to the professional fees related to the Company’s filings under the Securities Exchange Act of 1934 (the “Exchange Act”) and general operating expenditures of running the Company.

Interest Expense

The Company recorded interest expense in the amount of $113 during the three months ended February 28, 2021 in connection with the 2021 Accelerated Online Agreement; there was no comparable transaction during the prior period.

Net Income (Loss)

During the three months ended February 28, 2021 and February 29, 2020, we recorded a net income (loss) of $(51,446) and $(7,503), respectively. The increase was due to additional expenditures in connection with Exchange Act reporting and our search for an operating business to acquire.

Liquidity and Capital Resources

Cash Flows used by Operating Activities:

For the three months ended February 28, 2021, net cash flows used in operating activities was $45,773.

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

COVID-19 Update

To date, the COVID-19 pandemic has not had a material impact on the Company, particularly due to our current lack of operations. The pandemic may, however, have an impact on our ability to evaluate and acquire an operating entity through a reverse merger or otherwise. See “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended November 30, 2020 for more information.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Mr. David Lelong, our principal executive officer and principal financial officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that our disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner, for the following reasons:

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

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All recent unregistered sales of securities have been previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
3.1(a)	Articles of Incorporation	S-1	01/18/18	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation	10-Q	07/15/20	3.1B
3.1(c)	Certificate of Amendment to Articles of Incorporation	8-K	04/01/21	3.1
3.2	Amended and Restated Bylaws	8-K	05/29/20	3.1
4.1	Certificate of Designations of Series A Convertible Preferred Stock	8-K	06/29/20	4.1
10.1	Consulting Agreement between the Company and Accelerated Online Inc. dated June 1, 2020	10-Q	10/08/20	10.1
10.2	Amended Consulting Agreement between the Company and Accelerated Online Inc. dated January 4, 2021	10-K	02/03/21	10.2
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				Filed
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TradeFan, Inc.

Dated: April 12, 2021	By: /s/ David Lelong
David Lelong, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)