Form 10-Q
period 2021-05-31
TradeFan, Inc.
filed 2021-07-12
CIK 1700849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2021

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 9, 2021
Common Stock, $0.001	99,985,500

TradeFan, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TradeFan, Inc.

Condensed Consolidated Balance Sheets

	May 31,	November 30,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash	$17,180	$81,840
Inventory	-	-
Total current assets	17,180	81,840

Equipment, net	-	-
Computer, net	-	-
Total Assets	$17,180	$81,840

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$18,663	$12,376
Credit card payable	44	27
Due to related party	38,625	-
Total current liabilities	57,332	12,403
Total Liabilities	57,332	12,403

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 1,000,000 shares designated Series A	-	-
Preferred Stock, Series A; $0.001 par value, 100,000 shares issued and outstanding at May 31, 2021 and November 30, 2020	100	100
Common stock, $0.001 par value, 490,000,000 shares authorized, 99,985,500 shares issued and outstanding at May 31, 2021 and November 30, 2020	99,986	99,986
Additional paid-in capital	160,168	160,168
Accumulated deficit	(300,406)	(190,817)
Total (deficiency in) stockholders' equity	(40,152)	69,437

Total liabilities and stockholders' equity	$17,180	$81,840

The accompanying notes are an integral part of these financial statements.

TradeFan, Inc.

Condensed Consolidated Statements of Operations (unaudited)

	For the	For the	For the	For the
	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	57,131	2,137	108,464	9,640

Total operating expenses	57,131	2,137	108,464	9,640

Net Operating Loss	(57,131)	(2,137)	(108,464)	(9,640)

Other expense:
Interest expense	(1,012)	(59)	(1,125)	(59)
Loss on impairment of long-lived assets	-	(9,729)	-	(9,729)
Total other expense	(1,012)	(9,788)	(1,125)	(9,788)

Loss before provision for income taxes	(58,143)	(11,925)	(109,589)	(19,428)

Provision for income taxes	-	-	-	-

Net loss	$(58,143)	$(11,925)	$(109,589)	$(19,428)

Net loss available to common shareholders	$(58,143)	$(11,925)	$(109,589)	$(19,428)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	99,985,500	18,861,423	99,985,500	14,487,246

The accompanying notes are an integral part of these financial statements.

TradeFan, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	May 31,	May 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(109,589)	$(19,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of long-lived assets	-	9,729
Depreciation and amortization	-	854
Changes in assets and liabilities:
Inventory	-	148
Accrued interest	-	59
Accounts payable	6,287	-
Credit card payable	17	-
Due to related party	38,625	-
Net cash used in operating activities	(64,660)	(8,638)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of invoices by related party	-	1,955
Proceeds of loan from shareholder	-	6,449
Net cash provided by financing activities	-	8,404

Net decrease in cash and cash equivalents	(64,660)	(234)

Cash and cash equivalents at beginning of period	81,840	234

Cash and cash equivalents at end of period	$17,180	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of related party note payable to common stock	$-	$29,973

The accompanying notes are an integral part of these financial statements

TradeFan, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (deficit)

For the Three and Six Months Ended May 31, 2021 and 2020

STOCKHOLDERS' EQUITY - THREE MONTHS ENDED MAY 31
	Series A Preferred Stock		Common Stock
					Additional
					Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, February 28, 2020	-	$-	10,066,500	$10,065	$25,755	$(49,172)	$(13,352)
Payment of invoices by related party	-	-	-		1,955	-	1,955
Conversion of related party note to common stock	-	-	89,919,000	89,919	-	-	89,919
Net loss for the three months ended May 31, 2020	-	-	-	-	-	(11,925)	(11,925)
Balance, May 31, 2020	-	$-	99,985,500	$99,984	$27,710	$(61,097)	$66,597

Balance, February 28, 2021	100,000	$100	99,985,500	$99,986	$160,168	$(242,263)	$17,991
Net loss for the three months ended May 31, 2021	-	-	-	-	-	(58,143)	(58,143)
Balance, May 31, 2021	100,000	$100	99,985,500	$99,986	$160,168	$(300,406)	$(40,152)

STOCKHOLDERS' EQUITY - SIX MONTHS ENDED MAY 31
	Series A Preferred Stock		Common Stock
					Additional
					Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, November 30, 2019	-	$-	10,066,500	$10,065	$25,755	$(41,669)	$(5,849)
Payment of invoices by related party	-	-	-		1,955	-	1,955
Conversion of related party note to common stock	-	-	89,919,000	89,919	-	-	89,919
Net loss for the six months ended May 31, 2020	-		-	-	-	(19,428)	(19,428)
Balance, May 31, 2020	-	$-	99,985,500	$99,984	$27,710	$(61,097)	$66,597

Balance, November 30, 2020	100,000	$100	99,985,500	$99,986	$160,168	$(190,817)	$69,437
Net loss for the six months ended May 31, 2021	-	-	-	-	-	(109,589)	(109,589)
Balance, May 31, 2021	100,000	$100	99,985,500	$99,986	$160,168	$(300,406)	$(40,152)

TRADEFAN, INC.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2021 AND 2020

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

TradeFan, Inc., previously known as Vado Corp., (the “Company”) is a Nevada corporation established on February 10, 2017 and has adopted a November 30 fiscal year end. The Company formerly had operations in the embroidery business in the European Union. With the Change of Control described in the following paragraph, the Company terminated its operations in the embroidery business and wrote off its assets. The Company currently has no operations and is seeking new business opportunities in the United States and abroad.  On February 10, 2021, the Company entered into a non-binding Term Sheet with another company (the “Target”) which if consummated would have resulted in the shareholders of the Target owning 87% of the common stock of the Company. However, in June 2021, the Company decided not to proceed with the transaction. The Target does business under the name of TradeFan which is why the Company increased its authorized common stock and changed its name. However, subject to obtaining the requisite approval, the Company intends to change its name back to Vado Corp. The Term Sheet also envisioned the Company raising $2 million from the sale of convertible preferred stock which the Company no longer anticipates occurring in the near term. There can be no assurances that the Company will be able to locate a suitable acquisition target or that a reverse merger or similar transaction, or a related financing, will occur.

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

The unaudited interim condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended November 30, 2020. The results of the three and six months ended May 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2021.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of May 31, 2021 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated loss from inception (February 10, 2017) to May 31, 2021 of $(300,406). These and other factors raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At May 31, 2021 the Company's bank deposits did not exceed the insured amounts.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results and outcomes may differ from management’s estimates and assumptions.

Forward Stock Split

On February 12, 2021, the Company approved a 3-for-1 forward split of the Company’s common stock (the “Forward Split”), and increased the number of shares of common stock authorized from 75,000,000 to 490,000,000. Except as otherwise indicated, all share and per-share information in these financial statements have been restated to adjust for the effect of the forward split. the Company had 33,328,500 shares of common stock outstanding immediately before the Forward Split, and 99,985,500 shares of common stock outstanding immediately after the Forward Split, an increase of 66,657,000 shares. See note 4.

Stock-Based Compensation

As of May 31, 2021, the Company has not issued any stock-based payments to its employees.

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

On April 21, 2018, the Company purchased an embroidery machine for $15,000. This equipment is stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is five years. At May 31, 2021, the book value of long term assets on the Company’s balance sheet was $0.

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

Common Stock

The Company had 99,985,500 shares of common stock, par value $0.001, outstanding at May 31, 2021 and November 30, 2020.

Preferred Stock

The Company had 100,000 shares of Series A Preferred Stock, par value $0.001, outstanding at May 31, 2021 and November 30, 2020. Each share of the Series A Preferred Stock is convertible into 20 shares of the Company’s common stock.

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

On January 4, 2021, the Company entered into a new agreement for professional services with Accelerated Online (the “2021 Accelerated Online Agreement”), which replaced the 2020 Accelerated Online Agreement. Pursuant to the 2021 Accelerated Online Agreement, Accelerated Online provides executive management and business development services to the Company for a fee of $7,500 per month, with interest payable at the rate of 1.5% per month on any unpaid balance. During the six months ended May 31, 2021, the Company charged to operations the amount of $52,500 for consulting fees and $1,125 for accrued interest pursuant to the Accelerated Online Agreements; $15,000 of the consulting fees were paid, and the balance of the consulting fees in the amount of $37,500 and the accrued interest of $1,125 are recorded as due to related party on the Company’s balance sheet at May 31, 2021.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the future impact of the coronavirus pandemic and any future negative effect on the U.S. and global economies and our lack of an operating history and revenue. Further information on the risk factors affecting our business is contained in “Risk Factors” of our annual report on Form 10-K for the fiscal year ended November 30, 2020. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

On February 12, 2021, the Company’s Board of Directors approved changing the Company’s name to “TradeFan, Inc.”.

Plan of Operation

The Company has no operations or revenue as of the date of this report. We have terminated our operations in the embroidery business, and are currently in the process of developing a business plan. Management intends to explore and identify viable business opportunities within the U.S. and abroad including seeking to acquire a business in a reverse merger. See Note 1 to the unaudited financial statements contained in this Report. Our Chief Executive Officer has a history of successfully achieving that goal, although no assurances can be given that he can achieve this.  Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control. For more information about the risk of coronavirus on our business, see “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended November 30, 2020.

Results and Plan of Operations

Revenue, Cost of Revenue and Gross Profit

We had no revenue for the six months ended May 31, 2021 and May 31, 2020. We expect this trend to persist until we can locate and acquire an operating business.

Operating Expenses

We incurred operating expenses of $108,464 and $9,640 during the six months ended May 31, 2021 and May 31, 2020, respectively. The operating expenses were mainly due to the professional fees related to the Company’s filings under the Securities Exchange Act of 1934 (the “Exchange Act”) and search for an acquisition target and general operating expenditures of running the Company.

Interest Expense

The Company recorded interest expense in the amount of $1,125 and $59 during the six months ended May 31, 2021 and 2020, respectively, in connection with the 2020 and 2021 Accelerated Online Agreements.

Loss on Impairment of Long-lived Assets

The Company recorded a loss in the amount of $9,729 during the six months ended May 31, 2020, in connection with the impairment of equipment; there were no such comparable transactions during the current period.

Net Loss

During the six months ended May 31, 2021 and May 31, 2020, we recorded a net loss of $109,589 and $19,428, respectively. The increase was due to additional expenditures in connection with professional fees and our search for an operating business to acquire.

Liquidity and Capital Resources

Cash Flows used by Operating Activities:

For the six months ended May 31, 2021, net cash flows used in operating activities was $64,660.

Once we have developed and begun to implement our business plan, management intends to fund our working capital requirements through a combination of our existing funds and future issuances of debt or equity securities. Our working capital requirements are expected to increase in line with the implementation of a business plan and commencement of operations.

Based upon the ability of our principal shareholder to advance funds to us, we have sufficient working capital to fund our operations over the next 12 months. If we are able to close a reverse merger, it is likely we will need capital as a condition of closing that acquisition. Because of the uncertainties, we cannot be certain as to how much capital we need to raise or the type of securities we will be required to issue. In connection with a reverse merger, we will be required to issue a controlling block of our securities to the target’s shareholders which will be very dilutive.

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

COVID-19 Update

To date, the COVID-19 pandemic has not had a material impact on the Company, particularly due to our current lack of operations. If the United States experiences another spread of the pandemic, it may, however, have an impact on our ability to evaluate and acquire an operating entity through a reverse merger or otherwise. See “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended November 30, 2020 for more information.

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

TradeFan, Inc.

Dated: July 12, 2021	By: /s/ David Lelong
David Lelong, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)