Form 10-Q
period 2021-08-31
Vado Corp.
filed 2021-10-12
CIK 1700849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2021

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

TradeFan, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 8, 2021
Common Stock, $0.001	99,985,500

Vado Corp.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Vado Corp.

Condensed Balance Sheets

	August 31,	November 30,
	2021	2020
	(unaudited)
ASSETS
Current assets
Cash	$6,479	$81,840
Total current assets	6,479	81,840

Total Assets	6,479	81,840

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	21,695	12,376
Credit card payable	449	27
Due to related party	38,625	-
Total current liabilities	60,769	12,403
Total Liabilities	60,769	12,403

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 1,000,000 shares designated Series A	-	-
Preferred Stock, Series A; $0.001 par value, 100,000 shares issued and outstanding at August 31, 2021 and November 30, 2020	100	100
Common stock, $0.001 par value, 490,000,000 shares authorized, 99,985,500 shares issued and outstanding at August 31, 2021 and November 30, 2020	99,986	99,986
Additional paid-in capital	160,168	160,168
Accumulated deficit	(314,544)	(190,817)
Total (deficiency in) stockholders' equity	(54,290)	69,437

Total liabilities and stockholders' equity	$6,479	$81,840

The accompanying notes are an integral part of these financial statements.

Vado Corp.

Condensed Statements of Operations (unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	14,138	60,161	122,602	69,801

Total operating expenses	14,138	60,161	122,602	69,801

Net Operating Loss	(14,138)	(60,161)	(122,602)	(69,801)

Other expense:
Interest expense	-	-	(1,125)	(59)
Loss on impairment of long-lived assets	-	-	-	(9,729)
Total other expense	-	-	(1,125)	(9,788)

Loss before provision for income taxes	(14,138)	(60,161)	(123,727)	(79,589)

Provision for income taxes	-	-	-	-

Net loss	$(14,138)	$(60,161)	$(123,727)	$(79,589)

Preferred stock dividend	-	(200,000)	-	(200,000)

Net loss available to common shareholders	$(14,138)	$(260,161)	$(123,727)	$(279,589)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares outstanding - basic and diluted	99,985,500	99,985,500	99,985,500	43,091,295

The accompanying notes are an integral part of these financial statements.

Vado Corp.

Condensed Statements of Cash Flows (unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	August 31,	August 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(123,727)	$(79,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of long-lived assets	-	9,729
Depreciation and amortization	-	854
Changes in assets and liabilities:
Inventory	-	148
Accrued interest	-	59
Accounts payable	9,319	-
Credit card payable	422	14
Due to related party	38,625	-
Net cash used in operating activities	(75,361)	(68,785)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash from sale of Series A Preferred Stock	-	199,216
Payment of invoices by related party	-	1,955
Proceeds of loan from shareholder	-	6,449
Net cash provided by financing activities	-	207,620

Net increase (decrease) in cash and cash equivalents	(75,361)	138,835

Cash and cash equivalents at beginning of period	81,840	234

Cash and cash equivalents at end of period	$6,479	$139,069

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of related party note payable to common stock	$-	$29,973
Beneficial conversion feature of Series A Convertible Preferred Stock	$-	$200,000

The accompanying notes are an integral part of these financial statements

Vado Corp.

Condensed Statements of Stockholders’ Equity (deficit)

For the Three and Nine Months Ended August 31, 2021 and 2020

STOCKHOLDERS' EQUITY - THREE MONTHS ENDED AUGUST 31

	Series A Preferred Stock		Common Stock
					Additional
					Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, May 31, 2020	-	$-	99,985,500	$99,984	$27,710	$(61,097)	$66,597
Issuance of convertible preferred stock for cash	100,000	100	-	-	199,116	-	199,216
Beneficial conversion feature of convertible preferred stock	-	-	-	-	200,000	-	200,000
Preferred stock dividend	-	-	-	-	(200,000)	-	(200,000)
Net loss for the three months ended August 31, 2020	-	-	-	-	-	(60,161)	(60,161)
Balance, August 31, 2020	100,000	$100	99,985,500	$99,984	$226,826	$(121,258)	$205,652

Balance, May 31, 2021	100,000	$100	99,985,500	$99,986	$160,168	$(300,406)	$(40,152)
Net loss for the three months ended August 31, 2021	-	-	-	-	-	(14,138)	(14,138)
Balance, August 31, 2021	100,000	$100	99,985,500	$99,986	$160,168	$(314,544)	$(54,290)

STOCKHOLDERS' EQUITY - NINE MONTHS ENDED AUGUST 31

	Series A Preferred Stock		Common Stock
					Additional
					Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, November 30, 2019	-	$-	10,066,500	$10,065	$25,755	$(41,669)	$(5,849)
Expenses paid by related party	-	-	-	-	1,955	-	1,955
Issuance of convertible preferred stock for cash	100,000	100	-	-	199,116	-	199,216
Beneficial conversion feature of convertible preferred sock	-	-	-	-	200,000	-	200,000
Preferred stock dividend	-	-	-	-	(200,000)	-	(200,000)
Conversion of related party note to common stock	-	-	89,919,000	89,919	-	-	89,919
Net loss for the nine months ended August 31, 2020	-	-	-	-	-	(79,589)	(79,589)
Balance, August 31, 2020	100,000	$100	99,985,500	$99,984	$226,826	$(121,258)	$205,652

Balance, November 30, 2020	100,000	$100	99,985,500	$99,986	$160,168	$(190,817)	$69,437
Net loss for the nine months ended August 31, 2021	-	-	-	-	-	(123,727)	(123,727)
Balance, August 31, 2021	100,000	$100	99,985,500	$99,986	$160,168	$(314,544)	$(54,290)

VADO CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2021 AND 2020

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

Vado Corp., previously known as TradeFan, Inc., (the “Company”) is a Nevada corporation established on February 10, 2017 and has adopted a November 30 fiscal year end. The Company formerly had operations in the embroidery business in the European Union. With the Change of Control described in the following paragraph, the Company terminated its operations in the embroidery business and wrote off its assets. The Company currently has no operations and is seeking new business opportunities in the United States and abroad.  On February 10, 2021, the Company entered into a non-binding Term Sheet with another company (the “Target”) which if consummated would have resulted in the shareholders of the Target owning 87% of the common stock of the Company. However, in June 2021, the Company decided not to proceed with the transaction. The Target does business under the name of TradeFan which is why the Company had increased its authorized common stock and changed its name. The Term Sheet also envisioned the Company raising $2 million from the sale of convertible preferred stock which the Company no longer anticipates occurring in the near term. There can be no assurances that the Company will be able to locate a suitable acquisition target or that a reverse merger or similar transaction, or a related financing, will occur. On August 23, 2021, the Company changed its name back to Vado Corp.

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

The unaudited interim condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended November 30, 2020. The results of the three and nine months ended August 31, 2021 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2021.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of August 31, 2021 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated loss from inception (February 10, 2017) to August 31, 2021 of $(314,544). These and other factors raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At August 31, 2021 the Company's bank deposits did not exceed the insured amounts.

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

Stock-Based Compensation

As of August 31, 2021, the Company has not issued any stock-based payments to its employees.

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

On April 21, 2018, the Company purchased an embroidery machine for $15,000. This equipment is stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is five years. At August 31, 2021, the book value of long term assets on the Company’s balance sheet was $0.

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

Common Stock

The Company had 99,985,500 shares of common stock, par value $0.001, outstanding at August 31, 2021 and November 30, 2020.

Preferred Stock

The Company had 100,000 shares of Series A Preferred Stock, par value $0.001, outstanding at August 31, 2021 and November 30, 2020. Each share of the Series A Preferred Stock is convertible into 20 shares of the Company’s common stock.

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

On January 4, 2021, the Company entered into a new agreement for professional services with Accelerated Online (the “2021 Accelerated Online Agreement”), which replaced the 2020 Accelerated Online Agreement. Pursuant to the 2021 Accelerated Online Agreement, Accelerated Online provides executive management and business development services to the Company for a fee of $7,500 per month, with interest payable at the rate of 1.5% per month on any unpaid balance. During the nine months ended August 31, 2021, the Company charged to operations the amount of $52,500 for consulting fees and $1,125 for accrued interest pursuant to the Accelerated Online Agreements; $15,000 of the consulting fees were paid, and the balance of the consulting fees in the amount of $37,500 and the accrued interest of $1,125 are recorded as due to related party on the Company’s balance sheet at August 31, 2021.

Effective June 1, 2021, the 2021 Accelerated Online Agreement was terminated. No additional interest will be incurred on the unpaid balance.

NOTE 6 – SUBSEQUENT EVENTS

On September 28, 2021, Vado Corp. entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company sold to the purchaser 50,000 shares of the Company’s Series A Convertible Preferred Stock, at a purchase price of $2.00 per share (the “Offering”). The Company received $100,000 in gross proceeds from the Offering, before deducting legal fees and related offering expenses. Each share of the Series A is convertible into 20 shares of the Company’s common stock, par value $0.001 per share.

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

Description of Business

Vado Corp., previously known as TradeFan, Inc., was incorporated in the State of Nevada on February 10, 2017 and established a fiscal year end of November 30. We have not generated material revenues, have minimal assets and have incurred losses since inception. We were formed to engage in the embroidery business, but in connection with the Change of Control described in the following paragraph, the Company has terminated its plans in the embroidery business and wrote off its assets. Since the Change of Control, we commenced seeking new business opportunities in the United States and abroad. Among other things, we may acquire an ongoing business in a reverse merger.

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

On March 15, 2021, the Company changed its name to “TradeFan, Inc.” in connection with a contemplated share exchange transaction with which the Company decided not to proceed. On August 23, 2021, the Company changed its name back to Vado Corp.

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

Results and Plan of Operations

Revenue, Cost of Revenue and Gross Profit

We had no revenue for the nine months ended August 31, 2021 and August 31, 2020. We expect this trend to persist until we can locate and acquire an operating business.

Operating Expenses

We incurred operating expenses of $122,602 and $69,801 during the nine months ended August 31, 2021 and August 31, 2020, respectively. The operating expenses were mainly due to the professional fees related to the Company’s filings under the Securities Exchange Act of 1934 (the “Exchange Act”) and search for an acquisition target and general operating expenditures of running the Company.

Interest Expense

The Company recorded interest expense in the amount of $1,125 and $59 during the nine months ended August 31, 2021 and 2020, respectively, in connection with the 2020 and 2021 Accelerated Online Agreements. The 2021 Accelerated Online Agreement was terminated effective June 1, 2021.

Loss on Impairment of Long-lived Assets

The Company recorded a loss in the amount of $9,729 during the nine months ended August 31, 2020, in connection with the impairment of equipment; there were no such comparable transactions during the current period.

Net Loss

During the nine months ended August 31, 2021 and August 31, 2020, the Company recorded a net loss of $123,727 and $79,589, respectively. The increase was due to additional expenditures in connection with professional fees and our search for an operating business to acquire.

Liquidity and Capital Resources

Cash Flows used in Operating Activities:

For the nine months ended August 31, 2021, net cash flows used in operating activities was $75,361.

On September 28, 2021, the Company received $100,000 in gross proceeds from the sale of 50,000 shares of Series A Convertible Preferred Stock, before deducting legal fees and related offering expenses. Each share of Series A Convertible Preferred Stock converts into 20 shares of the Company’s common stock. Management intends to use the proceeds from the sale for general working capital purposes, including the ongoing search for a target business to acquire.

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

COVID-19 Update

To date, the COVID-19 pandemic has not had a material impact on the Company, particularly due to our current lack of operations. If the United States experiences another spread of the pandemic, it may, however, have an impact on our ability to evaluate and acquire an operating entity through a reverse merger or otherwise. See “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended November 30, 2020 for more information. While vaccinations beginning in 2021 allowed for the partial reopening of the economy, the recent “Delta” variant of the virus, as well as reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the potential future impact of the pandemic on our business, our industry and the economy in general.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 28, 2021, Vado Corp. entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company sold to the purchaser 50,000 shares of the Company’s Series A Convertible Preferred Stock, at a purchase price of $2.00 per share (the “Offering”). The Company received $100,000 in gross proceeds from the Offering, before deducting legal fees and related offering expenses. Each share of the Series A is convertible into 20 shares of the Company’s common stock, par value $0.001 per share. The Offering did not involve any public offering and is exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
3.1(a)	Articles of Incorporation	S-1	01/18/18	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation	10-Q	07/15/20	3.1B
3.1(c)	Certificate of Amendment to Articles of Incorporation	8-K	04/01/21	3.1
3.1(d)	Certificate of Amendment to Articles of Incorporation				Filed
3.2	Amended and Restated Bylaws	8-K	05/29/20	3.1
4.1	Certificate of Designations of Series A Convertible Preferred Stock	8-K	06/29/20	4.1
10.1	Consulting Agreement between the Company and Accelerated Online Inc. dated June 1, 2020	10-Q	10/08/20	10.1
10.2	Amended Consulting Agreement between the Company and Accelerated Online Inc. dated January 4, 2021	10-K	02/03/21	10.2
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				Filed
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vado Corp.

Dated: October 12, 2021	By: /s/ David Lelong
David Lelong, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)