Form 10-K
period 2021-11-30
Vado Corp.
filed 2022-02-11
CIK 1700849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-222593

VADO CORP.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

30-0968244

(IRS Employer Identification No.)

4001 South 700 East

Suite 500

Salt Lake City, UT 84107

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a small reporting company, or an emerging growth company. See definition of  “large accelerated filer”, “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of May 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $29,888,775 based on a closing price of $7.35 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of February 4, 2022, the registrant had 99,985,500 shares of common stock issued and outstanding.

PART I

Explanatory Note

Effective March 18, 2021, the Company effected a three-for-one forward stock split. All numbers contained in this Report have been adjusted to give effect to this forward split.

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

Description of Business

Vado Corp., previously known as TradeFan, Inc., (the “Company”) is a Nevada corporation established on February 10, 2017 and has adopted a November 30 fiscal year end. We have not generated material revenue, have minimal assets and have incurred losses since inception. The Company formerly had operations in the embroidery business in the European Union. With the Change of Control described in the following paragraph, the Company terminated its operations in the embroidery business and wrote off its assets. The Company currently has no operations and is seeking new business opportunities in the United States.  On February 10, 2021, the Company entered into a non-binding Term Sheet with another company (the “Target”) which if consummated would have resulted in the shareholders of the Target owning 87% of the common stock of the Company. The Target does business under the name of TradeFan which is why the Company had increased its authorized common stock and changed its name  to “TradeFan, Inc.” on March 15,2021. The Term Sheet also envisioned the Company raising $2 million from the sale of convertible preferred stock. However, in June 2021, the Company decided not to proceed with the transaction. The Company does not envision any alternative financings occurring in the near term. There can be no assurances that the Company will be able to locate a suitable acquisition target or that a reverse merger or similar transaction, or a related financing, will occur. On August 23, 2021, the Company changed its name back to Vado Corp.

The Company currently has no operations and is seeking to acquire a new business in the United States, including potentially by means of a reverse merger with an operating entity. We have not generated revenues since we divested our operating subsidiaries and do not expect to do so in the short-term due to the early stage nature of our Company.

The evaluation and selection of a business opportunity is a complex and uncertain process, and we have not yet identified a target operating business for acquisition. Business opportunities that we believe are in the best interests of the Company and its shareholders may be scarce, or we may be unable to obtain the businesses we identify as viable for our objectives, including due to competitive forces in the marketplace beyond our control. There can be no assurance that we will be able to locate compatible business opportunities for the Company. Moreover, due to changes in the Rules of OTC Markets, which operates the Pink Open Market where our common stock trades, we must complete a merger with or acquisition of an operating company by March 2023 or our common stock will effectively cease trading. See Item 1A - Risk Factors.

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

Employees

As of the date of this Report, we do not have employees except for our sole director and officer.

ITEM 1A. RISK FACTORS

Risks Relating to Our Business and Financial Condition

Our independent auditors have expressed doubt about our ability to continue as a going concern.

The independent registered public accounting firm auditors’ report accompanying our November 30, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We had an accumulated deficit of $327,498 as of November 30, 2021. This factor creates an uncertainty as to our ability to continue as a going concern.. Our ability to continue as a going concern would be subject to our ability to generate a profit and/or obtain necessary funding from outside sources. Since our independent auditors have expressed doubt about our ability to continue as a going concern, such doubts could have a negative impact on our ability to obtain needed financing, and, as a result, your investment in us could become worthless.

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

On September 28, 2021, we entered into a Securities Purchase Agreement with an accredited investor pursuant to which we sold to the purchaser 50,000 shares of our Series A Convertible Preferred Stock, at a purchase price of $2.00 per share (the “Offering”). We received $100,000 in gross proceeds from the Offering, before deducting legal fees and related offering expenses. Management intends to use the proceeds from the sale for general working capital purposes, including the ongoing search for a target business to acquire. We anticipate that we will require additional financing to achieve our strategic objectives. Our ability to obtain additional financing, if and when necessary, may be impaired by such factors as the capital markets (both in general and in the particular industry or industries in which we may choose to operate), our limited operating history and current lack of operations, the national and global economies and the condition of the market for microcap securities. Further, economic downturns such as the current global depression caused by the COVID-19 pandemic may increase our requirements for capital, particularly if such economic downturn persists for an extended period of time or after we have acquired an operating entity and may limit or hinder our ability to obtain the funding we require. If the amount of capital we are able to raise from financing activities, together with any revenues we may generate from future operations, is not sufficient to satisfy our capital needs, we may be required to discontinue our development or implementation of a business plan, cancel our search for business opportunities, cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms. If any of the foregoing should happen, our shareholders could lose some or all of their investment.

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

This COVID-19 pandemic has had a significant adverse effect on the economy in the United States and on most businesses. The Company is not able to predict the ultimate impact that COVID -19 will have on its business; however, if the pandemic and government action in response thereto impose limitations on our operations or result in a prolonged economic recession or depression, the Company’s development and implementation of its business plan and our ability to consummate an acquisition, as well as our ability to generate material revenue therefrom, will be hindered, which would have a material negative impact on the Company’s financial condition and results of operations. While vaccinations beginning in 2021 allowed for the partial reopening of the economy, the recent “Omicron” variant of the virus, as well as reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the potential future impact of the pandemic on our business, our industry and the economy in general.

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

The investigation of each specific target business and any subsequent negotiation and drafting of related agreements, SEC disclosure and other documents will require substantial amounts of management’s time and attention and material additional costs in connection with outsourced services from accountants, attorneys and other professionals. We will likely expend significant time and resources searching for, conducting due diligence on, and negotiating transaction terms in connection with a proposed business combination that may not ultimately come to fruition. For example, On February 10, 2021, we entered into a non-binding Term Sheet with another company (the “Target”) which if consummated would have resulted in the shareholders of the Target owning 87% of our common stock. The Term Sheet also envisioned us raising $2 million from the sale of convertible preferred stock. However, in June 2021, we decided not to proceed with the transaction. In such event, all of the time and capital resources expended by the Company in such a pursuit may be lost and unrecoverable by the Company or its shareholders. Unanticipated issues which may be beyond our control or that of the seller of the applicable business may arise that force us to terminate discussions with a target company, such as the target’s failure or inability to provide adequate documentation to assist in our investigation, a party’s failure to obtain required waivers or consents to consummate the transaction as required by the inability to obtain the required audits, applicable laws, charter documents and agreements, the appearance of a competitive bid from another prospective purchaser, or the seller’s inability to maintain its operations for a sufficient time to allow the transaction to close. Such risks are inherent in any search for a new business and investors should be aware of them before investing in an enterprise such as ours.

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

Risks Related to Our Common Stock

If we do not merge with or acquire an operating company by March 27, 2023, our common stock will be longer to be eligible to publicly trade.

As the result of the Securities and Exchange Commission’s (“SEC”) amendment to Rule 15c2-11, our common stock will no longer be eligible to publicly trade if we remain a shell company. This has increased the intense competition to acquire an operating company or another company which is not deemed a shell by the SEC. Because a company may not be a shell even though it has not commenced operations, there will always be some uncertainty if we acquire a target company that we believe comes within the exception referred to a footnote to an SEC release. We cannot assure you that we will be successful in making an appropriate acquisition.

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

Our common stock trades on the OTC Pink Market, the successor to the pink sheets. The OTC Pink Market generally is illiquid and most stocks traded there are of companies that are not required to file reports with the SEC under the Exchange Act. While we voluntarily file Forms 10-Q and 10-K with the SEC, we are a voluntary filer and not required to file reports with the SEC. Our common stock itself infrequently trades. For example, on February 2, 2022, 1000 shares of our common stock traded. Accordingly, any sales may depress the trading price.

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

You may experience dilution upon the conversion of our Series A Preferred Stock.

We had 150,000 and 100,000 shares of Series A Preferred Stock, par value $0.001, outstanding at November 30, 2021 and 2020, respectively. Each share of the Series A Preferred Stock is convertible into 20 shares of our common stock. In the event that the holders of the Series A Preferred Stock convert their shares into our common stock, the existing holders of our common stock will be diluted. However, because we are a shell issuer not subject to filing reports with the SEC, the holders of the Series A as well as our principal shareholder cannot use the Rule 144 safe harbor to sell their common stock.

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

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter during the fiscal years ended November 30, 2021 and 2020. This information was obtained from www.nasdaq.com and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The historical prices have been adjusted to reflect the three-for-one stock split which was effective March 18, 2021.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED NOVEMBER 30, 2021:
First Quarter	$3.78	$3.47
Second Quarter	$10.00	$3.78
Third Quarter	$14.00	$7.35
Fourth Quarter	$14.00	$13.00

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED NOVEMBER 30, 2020:
First Quarter	$1.07	$0.67
Second Quarter	$0.73	$0.73
Third Quarter	$3.07	$0.67
Fourth Quarter	$3.67	$0.67

Holders

As of February 4, 2022, there were 23 shareholders of record of the Company’s common stock based upon the records of the shareholders provided by the Company’s transfer agent. The Company’s transfer agent is Secure Stock Transfer 360 Central Ave, Suite 877 St. Petersburg, FL 33701.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The Company has no operations or revenue as of the date of this Report. We are a shell company and seeking to acquire another business. Management is exploring  and seeking to identify viable business opportunities within the U.S. including seeking to acquire a business in a reverse merger. Our Chief Executive Officer has a history of successfully achieving that goal, although no assurances can be given that he can achieve this.  Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic (including the recent surges of the and “Omicron” variants) on the U.S. and global economies. For more information about the risk of coronavirus on our business, see Item 1.A. - “Risk Factors”.

Plan of Operation

The Company has no operations from a continuing business in 2021 other than the expenditures related to running the Company, and has no revenue from continuing operations as of the date of this Report. We have terminated our operations in the embroidery industry, and are currently in the process of developing a business plan, including with respect to searching for, evaluating and obtaining a business opportunity in the U.S. or abroad.

Management intends to explore and identify business opportunities within the U.S. or abroad, including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. Our Chief Executive Officer has experience in management and business consulting, although no assurances can be given that he can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic on the U.S. and global economies. For more information about the risk of coronavirus on our business, see Item 1A “Risk Factors.”

We do not currently engage in any business activities that provide revenue or cash flow. During the next 12 month period we anticipate incurring costs in connection with investigating, evaluating and negotiating potential business combinations, filing SEC reports, and consummating a potential acquisition of an operating business.

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

On February 10, 2021, we entered into a non-binding Term Sheet with another company (the “Target”) which if consummated would have resulted in the shareholders of the Target owning 87% of the common stock of the Company. The Target does business under the name of TradeFan which is why the Company had increased its authorized common stock and changed its name to “TradeFan, Inc.” on March 15,2021.  However, in June 2021, the Company decided not to proceed with the transaction.. The Company does not envision any alternative financings occurring in the near term. As of the date of this Report, aside from the foregoing, our management has not had any discussions with any representative of any other entity regarding a potential business combination. Any target business that is selected may be financially unstable or in the early stages of development. In such event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early stage entity. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Results of Operations For the Fiscal Year ended November 30, 2021 compared with the Fiscal Year ended November 30, 2020

The following overview of our results of operations should be read in light of the fact that we have no operations pending management’s determination of the future direction of the Company, be it by reverse merger or similar business combination or otherwise. The only operations that existed in 2021 related to continuing operations relates to the business of running the Company and include mostly professional fees related to the Company’s Exchange Act filings as well as general business expenditures related to finding an acquisition candidate.

Revenue, Cost of Revenue and Gross Profit

We had no revenue for the fiscal years ended November 30, 2021 or 2020. We expect this trend to persist until we can locate and acquire an operating business.

Operating Expenses

Included in continuing operations, we incurred operating expenses of $135,556 and $139,360 during the fiscal years ended November 30, 2021 and 2020, respectively. The operating expenses in 2021 were mainly due to the professional fees related to the Company’s Exchange Act filings and general operating expenditures of running the Company.

Other Income and Expenses

We incurred interest expense of $1,125 and $59 during the fiscal years ended November 30, 2021 and 2020, respectively, in connection with a loan made to the Company by an entity controlled by the Company’s Chief Executive Officer. The Company also recorded an impairment of long-lived assets in the amount of $9,729 during the fiscal year ended November 30, 2020 in connection with assets utilized in its embroidery business. There was no such charge during the current period.

Net Loss

During the fiscal years ended November 30, 2021 and 2020, we recorded a net loss of $136,681 and $149,148, respectively. The decrease was due to a decrease in the impairment of long-lived assets.

Preferred Stock Dividend

The Company recorded non cash dividends on its Series A Preferred Stock in the amounts of $100,000 and $200,000 during the fiscal years ended November 30, 2021 and 2020, respectively, in connection with a beneficial conversion feature.

Net Loss Available to Common Shareholders

For the reasons above, the Company recorded net losses to common shareholders in the amounts of $236,681 and $349,148, respectively, during the fiscal years ended November 30, 2021 and 2020.

Liquidity and Capital Resources

Cash Flows used by Operating Activities:

For the fiscal year ended November 30, 2021, net cash flows used in operating activities was $108,553. Net cash flows used in operating activities was $126,014 for the year ended November 30, 2020. As of November 30, 2021, we had $73,287 of cash as compared to $81,840 of cash as of November 30, 2020.

For the fiscal year ended November 30, 2021, net cash flows from financing activities was $100,000, before deducting legal fees and related offering expenses, consisting of proceeds from the sale of 50,000 shares of Series A Preferred Stock (“Series A”) on September 28, 2021. Management intends to use the proceeds from the sale for general working capital purposes, including the ongoing search for a target business to acquire. For the fiscal year ended November 30, 2020, net cash flows from financing activities was $207,620, consisting of $199,216 net proceeds from the sale of 100,000 shares of Series A and $8,404 received from a related party, which was included in the Konc Related Party Note and subsequently purchased by Mr. Lelong and converted into the Company’s common stock.

The Company received $100,000 in gross proceeds from the sale of the Series A. Each share of the Series A is convertible into 20 shares of the Company’s common stock, par value $0.001 per share. The beneficial conversion feature associated with the Series A was considered a dividend to the Series A shareholders. The Company utilized the intrinsic value method to determine the fair value of the beneficial conversion feature associated with this transaction. The value of the beneficial conversion features was capped at the amount of proceeds received, or $100,000; the Company recorded a dividend on the Series A in the amount of $100,000 during the year ended November 30, 2021.

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

COVID-19 Update

To date, the COVID-19 pandemic has not had a material impact on the Company, particularly due to our current lack of operations. The pandemic may, however, have an impact on our ability to evaluate and acquire an operating entity through a reverse merger or otherwise. See Item 1A “Risk Factors” for more information. While vaccinations beginning in 2021 allowed for the partial reopening of the economy, the recent “Omicron” variant of the virus, as well as reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the potential future impact of the pandemic on our business, our industry and the economy in general.

Off Balance Sheet Arrangements

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent registered public accounting firm auditors’ report accompanying our November 30, 2021 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. See “Risk Factors- Our independent auditors have expressed doubt about our ability to continue as a going concern” for more information.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Explanatory Note

Effective March 18, 2021, the Company effected a three-for-one forward stock split. All per share numbers have been adjusted to give effect to the forward split.

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of

Vado Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Vado Corp. (collectively, the “Company”) as of November 30, 2021, and the related statement of operations, changes in stockholders deficit and cash flow for the year ended November 30, 2021, and the related notes (collectively referred to as the (“financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at November 30, 2021, and the results of its operations and its cash flows for the ended November 30, 2021, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and will require additional capital to fund its current operating plan. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2021.

New York, NY

February 11, 2022

AJ Robbins CPA, LLC Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Vado Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Vado Corp. (the Company) as of November 30, 2020, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2020, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ AJ Robbins CPA LLC

We served as the Company’s auditor from 2017 to 2020.

Denver, Colorado December 29, 2020

aj@ajrobbins.com

246 Cook St, Denver, Colorado 80206

(M)720-339-5566   (F)303-586-6261

VADO CORP.

BALANCE SHEETS

	November 30,	November 30,
	2021	2020
ASSETS
Current assets
Cash	$73,287	$81,840
Inventory	-	-
Total current assets	73,287	81,840

Equipment, net	-	-
Computer, net	-	-
Total Assets	73,287	81,840

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	1,689	12,376
Credit card payable	217	27
Due to related party	38,625	-
Total current liabilities	40,531	12,403
Total Liabilities	40,531	12,403

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 1,000,000 shares designated Series A	-	-
Preferred Stock, Series A; $0.001 par value, 150,000 and 100,000 shares issued and outstanding at November 30, 2021 and 2020, respectively	150	100
Common stock, $0.001 par value, 490,000,000 shares authorized, 99,985,500 shares issued and outstanding at November 30, 2021 and 2020	99,986	99,986
Additional paid-in capital	260,118	160,168
Accumulated deficit	(327,498)	(190,817)
Total (deficiency in) stockholders' equity	32,756	69,437

Total liabilities and stockholders' equity	$73,287	$81,840

The accompanying notes are an integral part of these financial statements

VADO CORP.

STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	November 30,	November 30,
	2021	2020

Revenue	$-	$-

Operating expenses:
General and administrative	135,556	139,360

Total operating expenses	135,556	139,360

Net Operating Loss	(135,556)	(139,360)

Other expense:
Interest expense	(1,125)	(59)
Loss on impairment of long-lived assets	-	(9,729)
Total other expense	(1,125)	(9,788)

Loss before provision for income taxes	(136,681)	(149,148)

Provision for income taxes	-	-

Net loss	$(136,681)	$(149,148)

Preferred stock dividend	(100,000)	(200,000)

Net loss available to common shareholders	$(236,681)	$(349,148)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding - basic and diluted	99,985,500	57,237,123

The accompanying notes are an integral part of these financial statements

VADO CORP.

STOCKHOLDERS' EQUITY

TWELVE MONTHS ENDED NOVEMBER 30, 2020 and 2021

	Series A Preferred Stock		Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, November 30, 2019	-	$-	10,066,500	$10,067	$19,045	$(41,669)	$(12,557)
Expenses paid by related party	-	-	-	-	1,955	-	1,955
Issuance of convertible preferred stock for cash	100,000	100	-	-	199,116	-	199,216
Beneficial conversion feature of convertible preferred stock	-	-	-	-	200,000		200,000
Preferred stock dividend	-	-	-	-	(200,000)	-	(200,000)
Conversion of related party note to common stock	-	-	89,919,000	89,919	(59,948)	-	29,971
Net loss for the year ended November 30, 2020	-	-	-	-	-	(149,148)	(149,148)
Balance, November 30, 2020	100,000	$100	99,985,500	$99,986	$160,168	$(190,817)	$69,437

Balance, November 30, 2020	100,000	$100	99,985,500	$99,986	$160,168	$(190,817)	$69,437
Issuance of convertible preferred stock for cash	50,000	50	-	-	99,950	-	100,000
Beneficial conversion feature of convertible preferred stock	-	-	-	-	100,000	-	100,000
Preferred stock dividend	-	-	-	-	(100,000)	-	(100,000)
Net loss for the year ended November 30, 2021	-	-	-	-	-	(136,681)	(136,681)
Balance, November 30, 2021	150,000	$150	99,985,500	$99,986	$260,118	$(327,498)	$32,756

The accompanying notes are an integral part of these financial statements

VADO CORP.

STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	November 30,	November 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(136,681)	$(149,148)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on impairment of long-lived assets	-	9,729
Depreciation and amortization	-	854
Changes in assets and liabilities:
Inventory	-	148
Accounts payable	(10,687)	12,376
Credit card payable	190	27
Due to related party	38,625	-
Net cash used in operating activities	(108,553)	(126,014)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash from sale of Series A Preferred Stock	100,000	199,216
Payment of invoices by related party	-	1,955
Proceeds of loan from shareholder	-	6,449
Net cash provided by financing activities	100,000	207,620

Net increase (decrease) in cash and cash equivalents	(8,553)	81,606

Cash and cash equivalents at beginning of period	81,840	234

Cash and cash equivalents at end of period	$73,287	$81,840

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$59
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of related party note payable to common stock	$-	$29,973
Beneficial conversion feature of Series A Convertible Preferred Stock	$100,000	$200,000

The accompanying notes are an integral part of these financial statements

VADO CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR YEARS ENDED NOVEMBER 30, 2021 AND NOVEMBER 30, 2020

(AUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

Vado Corp., previously known as TradeFan, Inc., (the “Company”) is a Nevada corporation established on February 10, 2017 and has adopted a November 30 fiscal year end. The Company has not generated revenue, has minimal assets and have incurred losses since inception. The Company formerly had operations in the embroidery business in the European Union. With the Change of Control described in the following paragraph, the Company terminated its operations in the embroidery business and wrote off its assets. The Company currently has no operations and is seeking new business opportunities in the United States.  On February 10, 2021, the Company entered into a non-binding Term Sheet with another company (the “Target”) which if consummated would have resulted in the shareholders of the Target owning 87% of the common stock of the Company. The Target does business under the name of TradeFan which is why the Company had increased its authorized common stock and changed its name. The Term Sheet also envisioned the Company raising $2 million from the sale of convertible preferred stock which the Company no longer anticipates occurring in the near term. However, in June 2021, the Company decided not to proceed with the transaction. There can be no assurances that the Company will be able to locate a suitable acquisition target or that a reverse merger or similar transaction, or a related financing, will occur. On August 23, 2021, the Company changed its name back to Vado Corp.

On May 22, 2020, David Lelong purchased from Dusan Konc 6,000,000 shares of Common Stock of the Company and a convertible promissory note with a face value of $29,973 (the “Konc Related Party Note”), payable by the Company and convertible into shares of Common Stock at $0.001 per share, for a total purchase price of $100,000 (the “Change of Control”). The Change of Control was affected pursuant to a Securities Purchase Agreement dated May 22, 2020 (the “Purchase Agreement”) by and among Mr. Lelong as the purchaser, the Company, and Mr. Konc, the Company’s majority shareholder, sole director and officer, as the seller. The Company was a party to the Purchase Agreement for the sole purpose of providing the representations and warranties contained therein. The Konc Related Party Note was cancelled, and a new convertible note in the amount of $29,973 was issued to Mr. Lelong (the “Lelong Related Party Note”). On May 28, 2020, Mr. Lelong fully converted the Related Party Note into 89,919,000 shares of the Company’s common stock.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of November 30, 2021 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated loss from inception (February 10, 2017) to November 30, 2021 of $327,498. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. At November 30, 2021 and 2020, a total of 9,000,000 and 6,000,000 shares of common stock, respectively, were excluded from the calculation of fully-diluted loss per share because the effect would have been anti-dilutive.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At November 30, 2021 the Company's bank deposits did not exceed the insured amounts.

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

Stock-Based Compensation

As of November 30, 2021, the Company has not issued any stock-based payments to its employees.

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

Property and Equipment

On April 21, 2018, the Company purchased an embroidery machine for $15,000. This equipment is stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is five years. During the year ended November 30, 2020, the Company recorded an impairment charge in the amount of $9,415 to its embroidery machine and an additional $314 to its computer software. At November 30, 2021, the book value of long term assets on the Company’s balance sheet was $0.

Subsequent Events

The Company evaluates events that have occurred after the balance sheet date but before the consolidated financial statements are issued.  Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements, except as disclosed.

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

The Company has 490,000,000 shares of common stock authorized with a par value of $0.001 per share, and 10,000,000 shares of preferred stock authorized with a par value $0.001 per share.

Common Stock

The Company had 99,985,500 shares of common stock, par value $0.001, outstanding at November 30, 2021 and 2020 (after giving effect to a 3-for-1 forward stock split of the Company’s outstanding common stock).

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

On June 26, 2020, Vado Corp. entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company sold to the purchaser 100,000 shares of the Company’s Series A, at a purchase price of $2.00 per share. The Company received $200,000 in gross proceeds from the Offering, before deducting legal fees and related offering expenses. Each share of the Series A is convertible into 20 shares of the Company’s common stock, par value $0.001 per share. The beneficial conversion feature associated with the Series A was considered a dividend to the Preferred A shareholders. The Company utilized the intrinsic value method to determine the fair value of the beneficial conversion feature associated with this transaction.  The value of the beneficial conversion features was capped at the amount of proceeds received, or $200,000; the Company recorded a dividend on the Series A in the amount of $200,000 during the year ended November 30, 2020.

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

The beneficial conversion feature associated with the Series A was considered a dividend to the Preferred A shareholders. The Company utilized the intrinsic value method to determine the fair value of the beneficial conversion feature associated with this transaction.  The value of the beneficial conversion features was capped at the amount of proceeds received, or $100,000; the Company recorded a dividend on the Series A in the amount of $100,000 during the year ended November 30, 2021.

The Company had 150,000 and 100,000 shares of Series A Preferred Stock, par value $0.001, outstanding at November 30, 2021 and 2020, respectively. Each share of the Series A Preferred Stock is convertible into 20 shares of the Company’s common stock.

NOTE 5 – RELATED PARTY TRANSACTIONS

Loans from Related Parties

From February 10, 2017 to May 22, 2020, Mr. Dusan Konc, the Company’s former sole officer and director, had contributed cash in the amount of $29,973 to support the Company’s operations. These transactions were recorded as a related party note payable to Mr. Konc (the “Konc Related Party Note”). At May 22, 2020, the principal amount due under the Konc Related Party Note was $29,973. On May 22, 2020, Mr. David Lelong purchased the Konc Related Party Note from Mr. Konc, the Konc Related Party Note was cancelled, and the Company issued a new convertible note payable to Mr. Lelong in the amount of $29,973 (the “Lelong Related Party Note”). The Lelong Related Party Note bears interest at the rate of 12% per year, and was convertible into the Company’s common stock at the rate of $0.001 per share. During the year ended November 30, 2020, the Company paid interest in the amount of $59 on the Lelong Related Party Note. On May 28, 2020, Mr. Lelong converted the entire principal amount of $29,973 due under the Lelong Related Party Note into 89,919,000 shares of the Company’s common stock. At November 30, 2021 and 2020, the amount due under the Lelong Related Party Note was $0.

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

On January 4, 2021, the Company entered into a new agreement for professional services with Accelerated Online (the “2021 Accelerated Online Agreement”), which replaced the 2020 Accelerated Online Agreement. Pursuant to the 2021 Accelerated Online Agreement, Accelerated Online provides executive management and business development services to the Company for a fee of $7,500 per month, with interest payable at the rate of 1.5% per month on any unpaid balance. During the year ended November 30, 2021, the Company charged to operations the amount of $52,500 for consulting fees and $1,125 for accrued interest pursuant to the Accelerated Online Agreements; $15,000 of the consulting fees were paid, and the balance of the consulting fees in the amount of $37,500 and the accrued interest of $1,125 are recorded as due to related party on the Company’s balance sheet at November 30, 2021.

Effective June 1, 2021, the 2021 Accelerated Online Agreement was terminated. No additional interest will be incurred on the unpaid balance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of November 30, 2021, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year November 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Positions
David Lelong	45	Director, Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Secretary

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed or accrued by us for the fiscal years ended November 30, 2021 and 2020 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

Summary Compensation Table

Name and
Principal	Fiscal		Total
Position	Year	Salary	Compensation

David Lelong,	2021	$52,500	$52,500
CEO, CFO, President, Secretary, and Treasurer (1)	2020	$90,000	$90,000

Dusan Konc,	2020	$-0-	$-0-
Former CEO, CFO, President, Secretary, and Treasurer (2)

(1)	Mr. Lelong received compensation in the amount of $15,000 per month payable to Accelerated Online, Inc., an entity controlled by Mr. Lelong until January 4, 2021, when his fee was reduced to $7,500 per month. The compensation was subsequently terminated. Mr. Lelong was appointed to his positions on May 22, 2020.
(2)	Mr. Konc resigned from his positions on May 22, 2020.

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

Termination Provisions

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

Outstanding Equity Awards at Fiscal Year End

As of November 30, 2021, none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of January 26, 2022, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the Company, (iii) each of the Chief Executive Officers and the executive officers (collectively, the “Named Executive Officers”) and (iv) all directors and executive officers of the Company as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Vado Corp., 4001 South 700 East, Suite 500 Salt Lake City, UT 84107, Attention: Corporate Secretary.

Name of Beneficial Holder	Amount of Beneficial Ownership (1)	Percentage of Common Stock (1)
David Lelong (2)	95,919,000	95.9%

(1)

Applicable percentages are based on 99,985,500 shares of common stock outstanding as of February 4, 2022. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under SEC rules, a person is considered a “beneficial owner” of a security if that person has or shares power to vote or direct the voting of such security or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has a right to acquire beneficial ownership within 60 days. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted in the footnotes to this table.

(2)	Mr. Lelong is our Chairman of the Board and Chief Executive Officer.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

From February 10, 2017 to May 22, 2020, Mr. Dusan Konc, the Company’s former sole officer and director, had contributed cash in the amount of $29,973 to support the Company’s operations. These transactions were recorded as a related party note payable to Mr. Konc (the “Konc Related Party Note”). At May 22, 2020, the principal amount due under the Konc Related Party Note was $29,973. On May 22, 2020, Mr. David Lelong purchased the Konc Related Party Note from Mr. Konc, the Konc Related Party Note was cancelled, and the Company issued a new convertible note payable to Mr. Lelong in the amount of $29,973 (the “Lelong Related Party Note”). The Lelong Related Party Note bears interest at the rate of 12% per year, and was convertible into the Company’s common stock at the rate of $0.001 per share. During the year ended November 30, 2020, the Company paid interest in the amount of $59 on the Lelong Related Party Note. On May 28, 2020, Mr. Lelong converted the entire principal amount of $29,973 due under the Lelong Related Party Note into 89,919,000 shares of the Company’s common stock. At November 30, 2020, the amount due under the Lelong Related Party Note was $0.

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

Effective June 1, 2021, the 2021 Accelerated Online Agreement was terminated.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

RBSM LLP served as our independent auditors for the fiscal year ended November 30, 2021.

AJ Robbins CPA, LLC served as our independent auditors for the fiscal year ended November 30, 2020.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	November 30,	November 30,
	2021	2020
Audit fees	$-	$20,000
Tax fees	-	-
All other fees:	8,000	-
Total fees paid or accrued to our principal accountant	$8,000	$20,000

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report.

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
3.1(a)	Articles of Incorporation	S-1	01/18/18	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation	10-Q	07/15/20	3.1B
3.1(c)	Certificate of Amendment to Articles of Incorporation	8-K	04/01/21	3.1
3.1(d)	Certificate of Amendment to Articles of Incorporation	10-Q	10/12/21	3.1D
3.2	Amended and Restated Bylaws	8-K	05/29/20	3.1
4.1	Certificate of Designations of Series A Convertible Preferred Stock	8-K	06/29/20	4.1
10.1	Consulting Agreement between the Company and Accelerated Online Inc. dated June 1, 2020	10-Q	10/08/20	10.1
10.2	Agreement for Professional Services between the Company and Accelerated Online Inc. dated January 4, 2021	10-K	02/03/21	10.2
10.3	Termination Agreement between the Company and Accelerated Online Inc. dated June 1, 2021				Filed
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Filed
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VADO CORP.

Dated: February 11, 2022	By: /s/ David Lelong
David Lelong Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)