Form 10-Q
period 2022-02-28
Vado Corp.
filed 2022-04-14
CIK 1700849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2022

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 14, 2022
Common Stock, $0.001	99,985,500

Vado Corp.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Vado Corp.

Condensed Balance Sheets

	February 28,	November 30,
	2022	2021
ASSETS
Current assets
Cash	$52,184	$73,287
Total current assets	52,184	73,287

Total Assets	52,184	73,287

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	8,550	1,689
Credit card payable	1,437	217
Due to related party	38,625	38,625
Total current liabilities	48,612	40,531
Total Liabilities	48,612	40,531

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 1,000,000 shares designated Series A	-	-
Preferred Stock, Series A; $0.001 par value, 150,000 shares issued and outstanding at February 28, 2022 and November 30, 2021	150	150
Common stock, $0.001 par value, 490,000,000 shares authorized, 99,985,500 shares issued and outstanding at February 28, 2022 and November 30, 2021	99,986	99,986
Additional paid-in capital	260,118	260,118
Accumulated deficit	(356,682)	(327,498)
Total (deficiency in) stockholders' equity	3,572	32,756

Total liabilities and stockholders' equity	$52,184	$73,287

The accompanying notes are an integral part of these financial statements.

Vado Corp.

Condensed Statements of Operations

(unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	February 28,	February 28,
	2022	2021

Revenue	$-	$-

Operating expenses:
General and administrative	29,184	51,333

Total operating expenses	29,184	51,333

Other expense:
Interest expense	-	(113)
Total other expense	-	(113)

Net Operating Loss	(29,184)	(51,446)

Loss before provision for income taxes	(29,184)	(51,446)

Provision for income taxes	-	-

Net loss	$(29,184)	$(51,446)

Net loss available to common shareholders	$(29,184)	$(51,446)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	99,985,500	99,985,500

The accompanying notes are an integral part of these financial statements.

Vado Corp.

Condensed Statements of Cash Flows

(unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	February 28,	February 28,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(29,184)	$(51,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	6,861	(11,001)
Credit card payable	1,220	1,561
Due to related party	-	15,113
Net cash used in operating activities	(21,103)	(45,773)

Net increase (decrease) in cash and cash equivalents	(21,103)	(45,773)

Cash and cash equivalents at beginning of period	73,287	81,840

Cash and cash equivalents at end of period	$52,184	$36,067

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of 66,657,000 shares of common stock pursuant to stock split	$-	$66,658

The accompanying notes are an integral part of these financial statements

Vado Corp.

Condensed Statements of Stockholders’ Equity (deficit)

For the Three Months Ended February 28, 2022 and 2021

					Additional
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, November 30, 2020	100,000	$100	99,985,500	$99,986	$160,168	$(190,817)	$69,437
Net loss for the period ended February 28, 2021	-	-	-	-	-	(51,446)	(51,446)
Balance, February 28, 2021	100,000	$100	99,985,500	$99,986	$160,168	$(242,263)	$17,991

Balance, November 30, 2021	150,000	$150	99,985,500	$99,986	$260,118	$(327,498)	$32,756
Net loss for the period ended February 28, 2022	-	-	-	-	-	(29,184)	(29,184)
Balance, February 28, 2022	150,000	$150	99,985,500	$99,986	$260,118	$(356,682)	$3,572

VADO CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2022 AND 2021

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

On May 22, 2020, David Lelong purchased from Dusan Konc 6,000,000 shares of Common Stock of the Company and a convertible promissory note with a face value of $29,973 (the “Konc Related Party Note”), payable by the Company and convertible into shares of Common Stock at $0.001 per share, for a total purchase price of $100,000 (the “Change of Control”). The Change of Control was effected pursuant to a Securities Purchase Agreement dated May 22, 2020 (the “Purchase Agreement”) by and among Mr. Lelong as the purchaser, the Company, and Mr. Konc, the Company’s majority shareholder, sole director and officer, as the seller. The Company was a party to the Purchase Agreement for the sole purpose of providing the representations and warranties contained therein. The Konc Related Party Note was cancelled, and a new convertible note in the amount of $29,973 was issued to Mr. Lelong (the “Lelong Related Party Note”). On May 28, 2020, Mr. Lelong fully converted the Related Party Note into 89,919,000 shares of the Company’s common stock.

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

The unaudited interim condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended November 30, 2021. The results of the three months ended February 28, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2022.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of February 28, 2022 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated loss from inception (February 10, 2017) to February 28, 2022 of $(356,682). These and other factors raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At February 28, 2022 the Company's bank deposits did not exceed the insured amounts.

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

Stock-Based Compensation

As of February 28, 2022, the Company has not issued any stock-based payments to its employees.

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

New Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise discussed, the Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on its financial position or results of operations upon adoption.

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

Common Stock

The Company had 99,985,500 shares of common stock, par value $0.001, outstanding at February 28, 2022 and November 30, 2021.

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

The Company had 150,000 shares of Series A Preferred Stock, par value $0.001, outstanding at February 28, 2022 and November 30, 2021. Each share of the Series A is convertible into 20 shares of the Company’s common stock, par value $0.001 per share.

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

On January 4, 2021, the Company entered into a new agreement for professional services with Accelerated Online (the “2021 Accelerated Online Agreement”), which replaced the 2020 Accelerated Online Agreement. Pursuant to the 2021 Accelerated Online Agreement, Accelerated Online provides executive management and business development services to the Company for a fee of $7,500 per month, with interest payable at the rate of 1.5% per month on any unpaid balance. During the year ended November 30, 2021, the Company charged to operations the amount of $52,500 for consulting fees and $1,125 for accrued interest pursuant to the Accelerated Online Agreements; $15,000 of the consulting fees were paid, and the balance of the consulting fees in the amount of $37,500 and the accrued interest of $1,125 are recorded as due to related party on the Company’s balance sheet at February 28, 2022.

Effective June 1, 2021, the 2021 Accelerated Online Agreement was terminated. No additional interest will be incurred on the unpaid balance.

NOTE 6 – SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date but before the consolidated financial statements are issued. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the future impact of the coronavirus pandemic and any future negative effect on the U.S. and global economies and our lack of an operating history and revenue. Further information on the risk factors affecting our business is contained in “Risk Factors” of our annual report on Form 10-K for the fiscal year ended November 30, 2021. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Description of Business

Vado Corp., previously known as TradeFan, Inc., was incorporated in the State of Nevada on February 10, 2017 and established a fiscal year end of November 30. We have not generated material revenues, have minimal assets and have incurred losses since inception. We were formed to engage in the embroidery business, but in connection with the Change of Control described in the following paragraph, the Company has terminated its plans in the embroidery business and wrote off its assets. Since the Change of Control, we have been seeking new business opportunities in the United States and abroad. Among other things, we may acquire an ongoing business in a reverse merger.

On May 22, 2020, David Lelong purchased from Dusan Konc 6,000,000 shares of Common Stock of the Company and a convertible promissory note with a face value of $29,973 (the “Konc Related Party Note”), payable by the Company and convertible into shares of Common Stock at $0.001 per share, for a total purchase price of $100,000 (the “Change of Control”). The Change of Control was effected pursuant to a Securities Purchase Agreement dated May 22, 2020 (the “Purchase Agreement”) by and among Mr. Lelong as the purchaser, the Company, and Mr. Konc, the Company’s majority shareholder, sole director and officer, as the seller. The Konc Related Party Note was cancelled, and a new convertible note in the amount of $29,973 was issued to Mr. Lelong (the “Lelong Related Party Note”). On May 28, 2020, Mr. Lelong fully converted the Related Party Note into 89,919,000 shares of the Company’s common stock.

On March 15, 2021, the Company changed its name to “TradeFan, Inc.” in connection with a contemplated share exchange transaction with which the Company decided not to proceed. On August 23, 2021, the Company changed its name back to Vado Corp.

Plan of Operation

The Company has no operations or revenue as of the date of this report. We have terminated our operations in the embroidery business, and are currently in the process of developing a business plan. Management intends to explore and identify viable business opportunities within the U.S. and abroad including seeking to acquire a business in a reverse merger. See Note 1 to the unaudited financial statements contained in this Report. Our Chief Executive Officer has a history of successfully achieving that goal, although no assurances can be given that he can achieve this.  Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control. For more information about the risk of coronavirus on our business, see “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended November 30, 2021.

Results and Plan of Operations

Revenue, Cost of Revenue and Gross Profit

We had no revenue for the three months ended February 28, 2022 and 2021. We expect this trend to persist until we can locate and acquire an operating business.

Operating Expenses

We incurred operating expenses of $29,184 and $51,333 during the three months ended February 28, 2022 and 2021, respectively. The operating expenses were mainly due to the professional fees related to the Company’s filings under the Securities Exchange Act of 1934 (the “Exchange Act”) and search for an acquisition target and general operating expenditures of running the Company.

Interest Expense

The Company recorded interest expense in the amount of $0 and $113 during the three months ended February 28, 2022 and 2021, respectively, in connection with the 2020 and 2021 Accelerated Online Agreements. The 2021 Accelerated Online Agreement was terminated effective June 1, 2021.

Net Loss

During the three months ended February 28, 2022 and 2021, the Company recorded a net loss of $29,184 and $51,446, respectively. The increase was due to additional expenditures in connection with professional fees and our search for an operating business to acquire.

Liquidity and Capital Resources

Cash Flows used in Operating Activities:

For the three months ended February 28, 2022 and 2021, net cash flows used in operating activities was $21,103 and $45,773, respectively.

Management intends to fund our working capital requirements through a combination of our existing funds and future issuances of debt or equity securities. Our working capital requirements are expected to increase in line with the implementation of our business plan and commencement of operations, which may be accomplished through a reverse merger in which we acquire an operating business.

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

COVID-19 Update

To date, the COVID-19 pandemic has not had a material impact on the Company, particularly due to our current lack of operations. If the United States experiences another spread of the pandemic, it may, however, have an impact on our ability to evaluate and acquire an operating entity through a reverse merger or otherwise. See “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended November 30, 2021 for more information. While the COVID-19 pandemic appears to be winding down, the possibility of one or more future variants of the virus, as well as reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the potential future impact of the pandemic on our business, our industry and the economy in general.

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

Vado Corp.

Dated: April 14, 2022	By: /s/ David Lelong
David Lelong, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)