Form 10-Q
period 2022-05-31
Vado Corp.
filed 2022-07-11
CIK 1700849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NO. 333-222593

Vado Corp.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

30-0968244

(IRS Employer Identification No.)

4001 South 700 East

Suite 500

Salt Lake City, UT 84107

Tel: (385) 354-6873

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 7, 2022
Common Stock, $0.001	99,985,500

Vado Corp.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Vado Corp.

Condensed Balance Sheets

	May 31,	November 30,
	2022	2021
ASSETS
Current assets
Cash	$35,708	$73,287
Total current assets	35,708	73,287

Total Assets	35,708	73,287

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	1,225	1,689
Credit card payable	399	217
Due to related party	38,625	38,625
Total current liabilities	40,249	40,531
Total Liabilities	40,249	40,531

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 1,000,000 shares designated Series A	-	-
Preferred Stock, Series A; $0.001 par value, 150,000 shares issued and outstanding at May 31, 2022 and November 30, 2021	150	150
Common stock, $0.001 par value, 490,000,000 shares authorized, 99,985,500 shares issued and outstanding at May 31, 2022 and November 30, 2021	99,986	99,986
Additional paid-in capital	260,118	260,118
Accumulated deficit	(364,795)	(327,498)
Total (deficiency in) stockholders' equity	(4,541)	32,756

Total liabilities and stockholders' equity	$35,708	$73,287

The accompanying notes are an integral part of these financial statements.

Vado Corp.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	8,113	57,131	37,297	108,464

Total operating expenses	8,113	57,131	37,297	108,464

Net Operating Loss	(8,113)	(57,131)	(37,297)	(108,464)

Other expense:
Interest expense	-	(1,012)	-	(1,125)
Total other expense	-	(1,012)	-	(1,125)

Loss before provision for income taxes	(8,113)	(58,143)	(37,297)	(109,589)

Provision for income taxes	-	-	-	-

Net loss	$(8,113)	$(58,143)	$(37,297)	$(109,589)

Net loss available to common shareholders	$(8,113)	$(58,143)	$(37,297)	$(109,589)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	99,985,500	99,985,500	99,985,500	99,985,500

The accompanying notes are an integral part of these financial statements.

Vado Corp.

Condensed Statements of Cash Flows

(unaudited)

	For the	For the
	Six Months Ended	Six Months Ended
	May 31,	May 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,297)	$(109,589)
Adjustment to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Accounts payable	(464)	6,287
Credit card payable	182	17
Due to related party	-	38,625
Net cash used in operating activities	(37,579)	(64,660)

Net decrease in cash and cash equivalents	(37,579)	(64,660)

Cash and cash equivalents at beginning of period	73,287	81,840

Cash and cash equivalents at end of period	$35,708	$17,180

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Vado Corp.

Condensed Statements of Stockholders’ Equity (deficit)

For the Three and Six Months Ended May 31, 2022 and 2021

STOCKHOLDERS' EQUITY - THREE MONTHS ENDED MAY 31

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, February 28, 2021	100,000	$100	99,985,500	$99,986	$160,168	$(242,263)	$17,991

Net loss for the three months ended May 31, 2021	-	-	-	-	-	(58,143)	(58,143)
Balance, May 31, 2021	100,000	$100	99,985,500	$99,986	$160,168	$(300,406)	$(40,152)

Balance, February 28, 2022	150,000	$150	99,985,500	$99,986	$260,118	$(356,682)	$3,572

Net loss for the three months ended May 31, 2022	-	-	-	-	-	(8,113)	(8,113)
Balance, May 31, 2022	150,000	$150	99,985,500	$99,986	$260,118	$(364,795)	$(4,541)

STOCKHOLDERS' EQUITY - SIX MONTHS ENDED MAY 31

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, November 30, 2020	100,000	$100	99,985,500	$99,986	$160,168	$(190,817)	$69,437

Net loss for the six months ended May 31, 2021	-	-	-	-	-	(109,589)	(109,589)
Balance, May 31, 2021	100,000	$100	99,985,500	$99,986	$160,168	$(300,406)	$(40,152)

Balance, November 30, 2021	150,000	$150	99,985,500	$99,986	$260,118	$(327,498)	$32,756

Net loss for the six months ended May 31, 2022	-	-	-	-	-	(37,297)	(37,297)
Balance, May 31, 2022	150,000	$150	99,985,500	$99,986	$260,118	$(364,795)	$(4,541)

The accompanying notes are an integral part of these financial statements.

VADO CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED MAY 31, 2022 AND 2021

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

Vado Corp. (the “Company”) is a Nevada corporation established on February 10, 2017 and has adopted a November 30 fiscal year end. The Company formerly had operations in the embroidery business in the European Union. With the Change of Control described in the following paragraph, the Company terminated its operations in the embroidery business and wrote off its assets. The Company currently has no operations and is seeking to acquire a target company in a reverse merger. Following its decision not to proceed with a transaction with a target company in June 2021,  the Company resumed its efforts to seek a reverse merger candidate. Towards that goal, in June 2022, the Company entered into a non-binding term sheet with a different acquisition target for a potential reverse merger, although no definitive agreement has been executed, and no assurances can be given that the Company or the target will proceed with the transaction. If consummated, the transaction will be dilutive to our shareholders. It is subject to a number of contingencies including execution of a definitive agreement, an audit of the target company, and financing.

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

The preparation of unaudited condensed interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The unaudited interim condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended November 30, 2021. The results of the six months ended May 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2022.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of May 31, 2022 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated loss from inception (February 10, 2017) to May 31, 2022 of $(364,795). These and other factors raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At May 31, 2022 the Company's bank deposits did not exceed the insured amounts.

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

Stock-Based Compensation

As of May 31, 2022, the Company has not issued any stock-based payments to its employees.

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

Revenue Recognition

We adopted ASC Topic 606, “Revenue from Contracts with Customers”, and all related interpretations for recognition of our revenue. Previously we recorded revenue based on ASC Topic 605. Adoption of new accounting standard did not have any material impact on us since we have not generated  revenue during the periods covered by this report.

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

Common Stock

The Company had 99,985,500 shares of common stock, par value $0.001, outstanding at May 31, 2022 and November 30, 2021.

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

The Company had 150,000 shares of Series A Preferred Stock, par value $0.001, outstanding at May 31, 2022 and November 30, 2021. Each share of the Series A is convertible into 20 shares of the Company’s common stock, par value $0.001 per share.

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

On January 4, 2021, the Company entered into a new agreement for professional services with Accelerated Online (the “2021 Accelerated Online Agreement”), which replaced the 2020 Accelerated Online Agreement. Pursuant to the 2021 Accelerated Online Agreement, Accelerated Online provides executive management and business development services to the Company for a fee of $7,500 per month, with interest payable at the rate of 1.5% per month on any unpaid balance. During the year ended November 30, 2021, the Company charged to operations the amount of $52,500 for consulting fees and $1,125 for accrued interest pursuant to the Accelerated Online Agreements; $15,000 of the consulting fees were paid, and the balance of the consulting fees in the amount of $37,500 and the accrued interest of $1,125 are recorded as due to related party on the Company’s balance sheet at May 31, 2022.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding management’s future plans for the Company including consummating a reverse merger, our liquidity and ability to raise capital, our business strategy and our future operations. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, working capital sources, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the future impact of the impact of future strains of COVID-19, the Russian invasion of the Ukraine, inflation and Federal Reserve interest rate increases in response thereto on the economy including the potential for a recession and a resulting reduction in prospective target businesses to acquire, and our lack of an operating history and revenue. Further information on the risk factors affecting our business is contained in “Risk Factors” of our annual report on Form 10-K for the fiscal year ended November 30, 2021. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

On June 17, 2022, the Company entered into a non-binding term sheet with an acquisition target setting forth the proposed terms of a potential reverse merger transaction which if consummated would result in the shareholders of the target owning approximately 95% of the Company’s common stock. The term sheet also envisions the Company raising $1.5 million from the sale of convertible preferred stock, the terms of which have to be negotiated with investors. As of the date of this report, no definitive agreement has been executed. There can be no assurances that the reverse merger with the target will occur. Among other conditions is completion of an audit of the financial statements of the target.

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

Results and Plan of Operations

Revenue, Cost of Revenue and Gross Profit

We had no revenue for the six months ended May 31, 2022 and 2021. We expect this trend to persist until we can locate and acquire an operating business.

Operating Expenses

We incurred operating expenses of $37,297 and $108,464 during the six months ended May 31, 2022 and 2021, respectively. The operating expenses were mainly due to the professional fees related to the Company’s filings under the Securities Exchange Act of 1934 (the “Exchange Act”) and search for an acquisition target and general operating expenditures of running the Company.

Interest Expense

The Company recorded interest expense in the amount of $0 and $1,125 during the six months ended May 31, 2022 and 2021, respectively. The 2021 interest expenses were incurred in connection with the 2020 and 2021 Accelerated Online Agreements described in Note 5 to the unaudited financial statements contained in this report. The 2020 Accelerated Online Agreement was terminated effective January 4, 2021, and the 2021 Accelerated Online Agreement was terminated effective June 1, 2021.

Net Loss

During the six months ended May 31, 2022 and 2021, the Company recorded a net loss of $37,297 and $109,589, respectively. The increase was due to additional expenditures in connection with professional fees and our search for an operating business to acquire.

Liquidity and Capital Resources

Cash used in Operating Activities:

For the six months ended May 31, 2022 and 2021, net cash used in operating activities was $37,579 and $64,660, respectively.

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

COVID-19 Update

To date, the COVID-19 pandemic has not had a material impact on the Company, particularly due to our current lack of operations. If the United States experiences another spread of the pandemic, it may, however, have an impact on our ability to evaluate and acquire an operating entity through a reverse merger or otherwise. See “Risk Factors” contained in our annual report on Form 10-K for the fiscal year ended November 30, 2021 for more information. While the COVID-19 pandemic appears to no longer threaten the economy as it did, supply chain shortages seem to have evolved from COVID-19. Moreover, the risk of a serious new COVID-19 strain or other serious virus evolving, as well as the possibility of reduced efficacy of vaccines over time and the possibility that a large number of people decline to get vaccinated or receive booster shots, creates inherent uncertainty as to the potential future impact of the pandemic on our business, any acquisition target or industry and the economy in general.

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

Vado Corp.

Dated: July 11, 2022	By: /s/ David Lelong
David Lelong, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)