Form 10-Q
period 2022-08-31
Vado Corp.
filed 2022-10-11
CIK 1700849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2022

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 7, 2022
Common Stock, $0.001	99,985,500

Vado Corp.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Vado Corp.

Condensed Balance Sheets

	August 31,	November 30,
	2022	2021
ASSETS
Current assets
Cash	$16,821	$73,287
Total current assets	16,821	73,287

Total Assets	16,821	73,287

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	1,225	1,689
Credit card payable	405	217
Due to related party	-	38,625
Total current liabilities	1,630	40,531
Total Liabilities	1,630	40,531

Commitments and contingencies	-	-

Stockholders' equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 1,000,000 shares designated Series A	-	-
Preferred Stock, Series A; $0.001 par value, 150,000 shares issued and outstanding at August 31, 2022 and November 30, 2021	150	150
Common stock, $0.001 par value, 490,000,000 shares authorized, 99,985,500 shares issued and outstanding at August 31, 2022 and November 30, 2021	99,986	99,986
Additional paid-in capital	260,118	260,118
Accumulated deficit	(345,063)	(327,498)
Total stockholders' equity	15,191	32,756

Total liabilities and stockholders' equity	$16,821	$73,287

The accompanying notes are an integral part of these financial statements.

Vado Corp.

Condensed Statements of Operations

(unaudited)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2022	2021	2022	2021

Revenue	$-	$-	$-	$-

Operating expenses:
General and administrative	18,893	14,138	56,190	122,602

Total operating expenses	18,893	14,138	56,190	122,602

Net Operating Loss	(18,893)	(14,138)	(56,190)	(122,602)

Other income (expense):
Gain on forgiveness of debt	38,625	-	38,625	-
Interest expense	-	-	-	(1,125)
Total other income (expense)	38,625	-	38,625	(1,125)

Income (loss) before provision for income taxes	19,732	(14,138)	(17,565)	(123,727)

Provision for income taxes	-	-	-	-

Net income (loss)	$19,732	$(14,138)	$(17,565)	$(123,727)

Net income (loss) available to common shareholders	$19,732	$(14,138)	$(17,565)	$(123,727)

Net income (loss) per share - basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	99,985,500	99,985,500	99,985,500	99,985,500

The accompanying notes are an integral part of these financial statements.

Vado Corp.

Condensed Statements of Cash Flows

(unaudited)

	For the	For the
	Nine Months Ended	Nine Months Ended
	August 31,	August 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,565)	$(123,727)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities:
Accounts payable	(464)	9,319
Credit card payable	188	422
Due to related party	(38,625)	38,625
Net cash used in operating activities	(56,466)	(75,361)

Net decrease in cash and cash equivalents	(56,466)	(75,361)

Cash and cash equivalents at beginning of period	73,287	81,840

Cash and cash equivalents at end of period	$16,821	$6,479

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Vado Corp.

Condensed Statements of Stockholders’ Equity

For the Three and Nine Months Ended August 31, 2022 and 2021

STOCKHOLDERS' EQUITY - THREE MONTHS ENDED AUGUST 31

					Additional
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, May 31, 2021	100,000	$100	99,985,500	$99,986	$160,168	$(300,406)	$(40,152)

Net loss for the three months ended August 31, 2021	-	-	-	-	-	(14,138)	(14,138)
Balance, August 31, 2021	100,000	$100	99,985,500	$99,986	$160,168	$(314,544)	$(54,290)

Balance, May 31, 2022	150,000	$150	99,985,500	$99,986	$260,118	$(364,795)	$(4,541)

Net loss for the three months ended August 31, 2022	-	-	-	-	-	19,732	19,732
Balance, August 31, 2022	150,000	$150	99,985,500	$99,986	$260,118	$(345,063)	$15,191

STOCKHOLDERS' EQUITY - NINE MONTHS ENDED AUGUST 31

					Additional
	Series A Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, November 30, 2020	100,000	$100	99,985,500	$99,986	$160,168	$(190,817)	$69,437

Net loss for the nine months ended August 31, 2021	-	-	-	-	-	(123,727)	(123,727)
Balance, August 31, 2021	100,000	$100	99,985,500	$99,986	$160,168	$(314,544)	$(54,290)

Balance, November 30, 2021	150,000	$150	99,985,500	$99,986	$260,118	$(327,498)	$32,756

Net loss for the nine months ended August 31, 2022	-	-	-	-	-	(17,565)	(17,565)
Balance, August 31, 2022	150,000	$150	99,985,500	$99,986	$260,118	$(345,063)	$15,191

The accompanying notes are an integral part of these financial statements.

VADO CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED AUGUST 31, 2022 AND 2021

(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

Vado Corp. (the “Company”) is a Nevada corporation established on February 10, 2017 and has adopted a November 30 fiscal year end. The Company formerly had operations in the embroidery business in the European Union. With the Change of Control described in the following paragraph, the Company terminated its operations in the embroidery business and wrote off its assets. The Company currently has no operations and is seeking to acquire a target company in a reverse merger. Following its decision not to proceed with a  transaction with a target company in June 2021,  the Company resumed its efforts to seek a reverse merger candidate. Towards that goal, on June 17, 2022, we executed a non-binding Term Sheet with a digital advertising company (the “Target”). The Term Sheet required the Share Exchange Agreement to be executed by July 30, 2022. Although it was not, we are continuing to pursue the acquisition under which the shareholders of the Target would receive approximately 95.28% of our outstanding common stock. In addition, the Term Sheet envisions one or more investors investing $1,500,000 and receiving convertible preferred stock, convertible into approximately 0.47% of our outstanding common stock. No definitive agreement has been executed, and no assurances can be given that the Company or the Target will proceed with the transaction. If consummated, the transaction will be dilutive to our shareholders. It is subject to a number of contingencies including execution of a definitive agreement, an audit of the Target Company, and financing.

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

The unaudited interim condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended November 30, 2021. The results of the nine months ended August 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year ending November 30, 2022.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of August 31, 2022 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated loss from inception (February 10, 2017) to August 31, 2022 of $(345,063). These and other factors raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company's bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At August 31, 2022 the Company's bank deposits did not exceed the insured amounts.

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

Stock-Based Compensation

As of August 31, 2022, the Company has not issued any stock-based payments to its employees.

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

Common Stock

The Company had 99,985,500 shares of common stock, par value $0.001, outstanding at August 31, 2022 and November 30, 2021.

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

The Company had 150,000 shares of Series A Preferred Stock, par value $0.001, outstanding at August 31, 2022 and November 30, 2021. Each share of the Series A is convertible into 20 shares of the Company’s common stock, par value $0.001 per share.

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

Effective June 1, 2021, the 2021 Accelerated Online Agreement was terminated. No additional interest was incurred on the unpaid balance. During the year ended November 30, 2021, the Company charged to operations the amount of $52,500 for consulting fees and $1,125 for accrued interest pursuant to the Accelerated Online Agreements; $15,000 of the consulting fees were paid, and the balance of the consulting fees in the amount of $37,500 and the accrued interest of $1,125 were recorded as due to related party. On August 16, 2022, consulting fees due to Accelerated Online in the amount of $37,500 and accrued interest of $1,125 were forgiven, resulting in a gain on forgiveness of debt in the amount of $38,625. As of August 31, 2022 and 2021, the amount due to related party was $0 and $38,625, respectively.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855 “Subsequent Events,” the Company has analyzed its operations through the date the financial statements were issued and noted no items requiring disclosure other than as disclosed below.

On June 17, 2022, we executed a non-binding Term Sheet with a digital advertising company (the “Target”). The Term Sheet required the Share Exchange Agreement to be executed by July 30, 2022. Although it was not, we are continuing to pursue the acquisition under which the shareholders of the Target would receive approximately 95.28% of our outstanding common stock. In addition, the Term Sheet envisions one or more investors investing $1,500,000 and receiving convertible preferred stock, convertible into approximately 0.47% of our outstanding common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our ability to locate and acquire an operating business, the status of our current acquisition opportunity and the resources and efforts we intend to dedicate to such an endeavor, management’s future plans for the Company, our liquidity and ability to raise capital, our business strategy and our future operations. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, working capital sources, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

On June 17, 2022, we executed a non-binding Term Sheet with an acquisition target. The Term Sheet required the Share Exchange Agreement to be executed by July 30, 2022. Although it was not, we are continuing to pursue the acquisition under which the shareholders of the Target would receive approximately 95.28% of our outstanding common stock. In addition, the Term Sheet envisions one or more investors investing $1,500,000 and receiving convertible preferred stock, convertible into approximately 0.47% of our outstanding common stock. As of the date of this report, no definitive agreement has been executed. There can be no assurances that the reverse merger with the target will occur. Among other conditions is completion of an audit of the financial statements of the target.

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

Results and Plan of Operations

Revenue, Cost of Revenue and Gross Profit

We had no revenue for the nine months ended August 31, 2022 and 2021. We expect this trend to persist until we can locate and acquire an operating business.

Operating Expenses

We incurred operating expenses of $56,190 and $122,602 during the nine months ended August 31, 2022 and 2021, respectively. The operating expenses were mainly due to the professional fees related to the Company’s filings under the Securities Exchange Act of 1934 (the “Exchange Act”) and search for an acquisition target and general operating expenditures of running the Company.

Interest Expense

The Company recorded interest expense in the amount of $0 and $1,125 during the nine months ended August 31, 2022 and 2021, respectively. The 2021 interest expenses were incurred in connection with the 2020 and 2021 Accelerated Online Agreements described in Note 5 to the unaudited financial statements contained in this report. The 2020 Accelerated Online Agreement was terminated effective January 4, 2021, and the 2021 Accelerated Online Agreement was terminated effective June 1, 2021.

Net Loss

During the nine months ended August 31, 2022 and 2021, the Company recorded a net loss of $17,565 and $123,727, respectively. The decrease was due to the gain on forgiveness of debt in the amount of $38,625 during the nine months ended August 31, 2022.

Liquidity and Capital Resources

Cash used in Operating Activities:

For the nine months ended August 31, 2022 and 2021, net cash used in operating activities was $56,466 and $75,361, respectively.

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

Vado Corp.

Dated: October 11, 2022	By: /s/ David Lelong
David Lelong, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)