Form 10-K
period 2022-11-30
Vado Corp.
filed 2023-02-22
CIK 1700849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the fi ling reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of May 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $46,764,750 based on a closing price of $11.50 as of such date. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors and beneficial holders of 10% or more of the outstanding common stock of the registrant as of such date have been excluded because such persons may be deemed to be affiliates.

As of February 21, 2023, the registrant had 99,985,500 shares of common stock issued and outstanding.

PART I

Explanatory Note

Effective March 18, 2021, the Company effected a three-for-one forward stock split. All numbers contained in this Report have been adjusted to give effect to this forward split.

ITEM 1. DESCRIPTION OF BUSINESS

As used in this annual report on Form 10-K (the “Report”), the terms “we”, “us”, “our”, “the Company”, mean Vado Corp., unless otherwise indicated.

Cautionary Note Regarding Forward Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our anticipated acquisition of a digital marketing and services company, future trends of such business, the need for and use of proceeds from one or more financings for strategic arrangements and partnerships, our future capital needs and ability to obtain financings and liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include those described in Item 1A. – Risk Factors and in Item 1 - Business under “aX Risk Factors”, particularly with respect to risks and uncertainties based on the possibility that the acquisition of the digital marketing and services company under the Exchange Agreement (as defined below) does not close, the lack of any post-acquisition operating history or financial metrics through which to evaluate us on a post-acquisition basis if the transaction does close, as well as the fact that investors do not have access to information concerning the acquisition target, including material information and risk factors applicable to it, as of the date of this Report, any inability to successfully integrate the management and business of the target entity with the new post-transaction operations, our need for and challenges we may face in obtaining the necessary financing to execute our business plan on favorable terms or at all, national and local economic factors, unfavorable regulatory or consumer spending developments, and our ability to scale operations and expand into the new sectors. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Description of Business

Vado Corp. was incorporated in the State of Nevada on February 10, 2017 and established a fiscal year end of November 30. We have not generated material revenues, have minimal assets and have incurred losses since inception. We were formed to engage in the embroidery business, but in May 2020 when David Lelong obtained control of the Company as described elsewhere in this Report, the Company terminated its plans in the embroidery business and wrote off its assets. Since the change of control, we have been seeking new business opportunities in the United States and abroad. Among other things, we may acquire an ongoing business in a reverse merger.

The evaluation and selection of a business opportunity is a complex and uncertain process. While as discussed further below we have identified and executed a Share Exchange Agreement with what management believes is a viable operating business to acquire, there can be no assurance that we will be able to close the transaction. Moreover, due to changes in the Rules of OTC Markets, which operates the Pink Open Market where our common stock trades, we must complete a merger with or acquisition of an operating company by March 28, 2023 or our common stock will effectively cease trading. See Item 1A - Risk Factors.

Potential Acquisition of aX

In the furtherance of our search for an acquisition target, on January 30, 2023 we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Socialcom, Inc, d/b/a AudienceX, a California corporation (“aX”) and the shareholders of aX signatory thereto who collectively own 19,363,959 shares of aX common stock, or approximately 96.6% of the outstanding shares of aX common stock. On February 17, 2023, we amended and restated the Exchange Agreement. The Exchange Agreement as amended and restated provides that, upon the terms and subject to the conditions set forth therein, the Company will issue the aX shareholders signatory thereto a total of 169,434,641 shares of the Company’s common stock, representing approximately 96% of the shares of the Company’s common stock to be outstanding after giving effect to such issuance, in exchange for all of the shares of aX common stock held by such aX shareholders (the “Exchange”). The closing of the Exchange (the “Closing”) is conditioned upon aX shareholders collectively owning at least 19,363,959 shares of aX common stock executing the Exchange Agreement.

Under the Exchange Agreement, in connection with and subject to the Exchange, the Company agreed, among other things, to the following covenants and closing conditions: (i) enter into an agreement with David Lelong, the sole officer and director and majority shareholder of the Company, for the cancellation of 93 million shares of common stock held by him at the Closing, (ii) issue 22,793,540 options to purchase common stock of the Company to aX directors, officers, employees and consultants under a newly adopted equity incentive plan of the Company in exchange for the cancellation of 2,604,976 outstanding aX stock options held by such persons, and (iii) execute a binding agreement for a financing resulting in gross proceeds to the Company of $1,500,000. In the furtherance of the foregoing, Mr. Lelong, in his capacity as the sole member of the Board of Directors and majority shareholder of the Company, approved and adopted the 2023 Equity Incentive Plan of the Company, under which the Company is authorized to grant and issue up to 30 million shares of common stock and common stock equivalents to the Company’s directors, officers, employees and consultants for services rendered or to be rendered by such persons.

In addition, on January 30, 2023 in connection with the Exchange Agreement, the Company entered into a Stock Purchase Agreement (the “SPA”) and an Investor Rights Agreement (“IRA”) with an accredited investor (the “Investor”), which is also an aX shareholder, and amended and restated those agreements on February 17, 2023, pursuant to which the Company agreed to sell the Investor up to 50,000 shares of the Company’s Series A Convertible Preferred Stock (the “Series A”), which subject to beneficial ownership limitations is convertible into up to 1,000,000 shares of the Company’s common stock, at a purchase price of $30 per share of Series A in two equal tranches, with the first tranche closing simultaneously with the Closing of the Exchange and the second tranche closing on the 90th day after the Closing. Under the IRA the Company agreed to register for resale by the Investor the shares of the Company’s common stock issued or issuable to the Investor under the Series A and the Exchange Agreement on a registration statement to be filed with the Securities and Exchange Commission (the “SEC”). Under the IRA, at any time after 180 days following the Closing, the Investor may request the Company to prepare a registration statement on Form S-1 (or Form S-3, if available to the Company at such time) and the Company will be obligated to file such registration statement with the SEC within 120 days after such request, and to use its commercially reasonable efforts to cause the registration statement to be declared effective by the SEC as soon as practicable thereafter, subject to certain exceptions and limitations.

Subject to the terms of the Exchange Agreement, the Closing of the Exchange is scheduled to take place on or before February 24, 2023, subject to the satisfaction or waiver of the conditions to Closing set forth in the Exchange Agreement. If the conditions to Closing have not been satisfied by that deadline, the Company and aX may extend the Closing to a later date by mutual agreement. Effective at the Closing, the number of directors of the Company will be fixed at three, and Jason Wulfsohn and Reeve Benaron will be appointed to serve on the Board of Directors. Upon or immediately prior to the Closing, David Lelong shall have tendered his resignation as the sole officer of the Company, and the Company’s Board of Directors will appoint Jason Wulfsohn and Ryan Carhart as the Company’s Chief Executive Officer and Chief Financial Officer, respectively, effective upon the Closing. Immediately following the Closing, the aX shareholders who executed the Exchange Agreement as of that time will collectively own approximately 96% of the issued and outstanding shares of the Company’s common stock, and aX will continue as a subsidiary of the Company. aX is a digital marketing and services company, as more particularly described in the summary that follows.

Summary of the aX Business

Overview

Advertising technology company aX was incorporated in the State of California on March 8, 2013, for the purpose of delivering end-to-end performance solutions to independent agencies and brands.

The aX platform, both self-service and managed service, is built to drive integrated omni channel performance, including advertising technology, data-driven campaign optimization, analytics and insights and creative services. Since its inception the strategic focus of aX has been oriented toward middle-market businesses, a significant and generally underserved segment of the larger U.S. economy, especially with respect to their need for powerful enterprise advertising technology solutions to drive improved business outcomes and level the playing field against often larger, better-funded competitors.

aX operates aX, an omnichannel trading desk platform, providing unified buy-side access to the full-breadth of available performance channels and relating technologies, including 24 platforms across programmatic, display, Connected Television (CTV), digital out-of-home (DOOH), and audio, along with search and social. Taken together tdX represents a holistic performance solution, unified by aX’s robust data infrastructure, delivering powerful real-time campaign learnings and cross-channel performance insights, along with sophisticated analytics designed to deliver scalable and sustainable campaign outcomes.

The aX business model and strategic plan envisions embracing future-first solutions, recognizing ongoing changes and opportunities in the ad tech landscape, from data deployment and usage, to emerging technologies across creative, analytics, and optimization, to new performance platforms.

aX Risk Factors

aX and its operations and prospects are subject to a variety of risks and uncertainties, and investors do not have access to information about aX as would be sufficient to enable investors to make an informed decision on investing in aX. The risks related to aX are anticipated to include, among other things, risks and uncertainties related its business, operating results, financial condition, and role within and challenges posed by its participation in the digital marketing industry, including the competitive, regulatory and technological landscapes characterized by that industry. These risks could be material and adverse to aX, such that if we acquire aX as contemplated by the Exchange Agreement, substantial and unquantifiable risks and liabilities could arise, as well as other matters that are or may be deemed to be material under the federal and state securities laws. Investors should be aware that the lack of this information could materially adversely affect an investment in us. If the Exchange closes, the Company intends to file a registration statement on Form 10 (the “Form 10”) disclosing the aforementioned information as to aX as well as such other information as is required by such Form 10. Investors are urged to not invest in the Company’s common stock or common stock equivalents on the basis of our potential acquisition of aX before such acquisition closes and the Form 10 is filed as necessary to provide investors the opportunity to review more robust information and disclosure about aX, and the risks and uncertainties inherent in an investment in the combined Company following the Exchange.

ITEM 1A. RISK FACTORS

Risks Related to Our Acquisition Efforts

If we are unable to close the acquisition of aX under the Exchange Agreement described elsewhere in this Report, the Company and its shareholders will not receive the anticipated and intended benefits of such acquisition, and the Company will lose eligibility for quotation on the OTC Pink Market due its shell status.

As disclosed elsewhere in this Report, we recently executed the Exchange Agreement with aX, a digital marketing company, and a majority of the aX shareholders which contemplates us acquiring aX to operate as our subsidiary in exchange for the issuance of at least 96% of our common stock outstanding post-transaction. While the closing of the acquisition would result in us becoming the parent holding company of an operating company, the closing may not occur, including due to closing conditions and/or other developments that are beyond our control. The closing conditions and other requirements under the Exchange Agreement that are necessary for the Exchange to occur include a requirement that we execute a binding agreement for a financing resulting in gross proceeds to the Company of $1,500,000.

If we do not close the Exchange and/or file the Form 10 by the March 28, 2023, it will result in our common stock ceasing to be quoted on the OTC Pink Market, which will result in us becoming a private shell company, eliminate two-way trading in our common stock and reduce shareholders’ ability to liquidate their investment. While it is unclear exactly how long it would take to resume two-way quotations, it could take as long as six months and would be subject in any event to approval from the Financial Industry Regulatory Authority. Such an event will in turn hinder our prospects of acquiring an operating entity, because a primary benefit for target prospects to engage in a reverse merger or similar transaction with us is to become an OTC Pink Market traded company that files reports with the SEC. Therefore, a failure to close by the deadline will materially adversely impact us, and therefore our shareholders’ investment in us.

We will need significant additional capital, which may not be available to us on acceptable terms, or at all.

We will require additional capital to achieve our operational and acquisition goals during the next 12 months and for general corporate purposes. We may issue common stock or securities convertible or exercisable into common stock, which would have a dilutive effect on our existing shareholders. In addition to having a dilutive effect, the issuance of additional shares by us, or the possibility of such issuance, may cause the market price of our shares to decline. In addition, any debt or preferred stock financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. If we are unable to raise additional capital sufficient to meet our current growth goals, we may have to abandon our plans in certain regions or with respect to certain target companies, partnerships or contracts. There can be no assurance that such funding will be available to the Company in the amount required at any time or, if available, that it can be obtained on terms satisfactory to the Company.

We may expend significant time and capital on a prospective business combination that is not ultimately consummated.

If the Exchange does not close, all of the time and capital resources expended by the Company in such a pursuit may be lost and unrecoverable by the Company or its shareholders. Unanticipated issues which may be beyond our control or that of the seller of the applicable business may arise that force us to suspend our pursuit of the target, such as the target’s failure or inability to provide adequate documentation to assist in our investigation, a party’s failure to obtain required waivers or consents to consummate the transaction as required by the inability to obtain the required audits, applicable laws, charter documents and agreements, the appearance of a competitive bid from another prospective purchaser, or the seller’s inability to maintain its operations for a sufficient time to allow the transaction to close. Such risks are inherent in any search for a new business and investors should be aware of them before investing in an enterprise such as ours.

Past performance by our management and their affiliates may not be indicative of future performance of an investment in us.

While our Chief Executive Officer has prior experience as an executive and in advising businesses, his past performance, the performance of other entities or persons with which he is involved, or the performance of any other personnel we may retain in the future will not necessarily be an indication of either (i) that we will be able to locate a suitable candidate for our initial business combination or (ii) the future operating results of the Company including with respect to any business combination we may consummate. You should not rely on the historical record of him or any other of our personnel or their affiliates’ performance as indicative of our future performance or that an investment in us will be profitable. In addition, an investment in the Company is not an investment in any entities affiliated with our management or other personnel. While management has endeavored to locate a viable business opportunity and generate shareholder value, there can be no assurance that we will succeed in completing this endeavor.

Changes in laws or regulations, or a failure to comply with the laws and regulations applicable to us, may adversely affect our business, ability to negotiate and complete a business combination, and results of operations.

We are subject to laws and regulations enacted by federal, state and local governments. In addition to SEC regulations, any business we acquire in the future, including aX, may be subject to substantial legal or regulatory oversight and restrictions, which could hinder our growth and expend material amounts on compliance. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application by courts and administrative judges may also change from time to time, and any such changes could be unfavorable to us and could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could result in material defense or remedial costs and/or damages have a material adverse effect on our financial condition.

Risks Relating to Our Business and Financial Condition

Our independent auditors have expressed doubt about our ability to continue as a going concern.

The independent registered public accounting firm auditors’ report accompanying our November 30, 2022 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. We had an accumulated deficit of $360,168 as of November 30, 2022. This factor creates an uncertainty as to our ability to continue as a going concern. Our ability to continue as a going concern would be subject to our ability to acquire a business and generate revenue therefrom and/or obtain necessary funding from outside sources. Since our independent auditors have expressed doubt about our ability to continue as a going concern, such doubts could have a negative impact on our ability to obtain needed financing, and, as a result, your investment in us could become worthless.

We currently have no operations, and investors therefore have no basis on which to evaluate the Company’s future prospects.

We currently have no operations and will be reliant upon a merger with or acquisition of an operating business to commence operations and generate revenue. Because we have no operations and have not generated revenues since prior to the change of control in May 2020, investors have no basis upon which to evaluate our ability to achieve our business objective of completing a business combination with a target business. While we have entered into a Exchange Agreement to acquire aX, if we fail to complete the Exchange, you could lose your entire investment.

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

Risks Related to Our Common Stock

Because our common stock rarely trades, investors should not rely upon the prices at which our Common Stock may be or have been sold.

Our common stock trades sporadically on the OTC Pink Market. Accordingly, the market price of our common stock at any given time may not be representative of its intrinsic value, and investors should not rely upon the public prices in deciding whether to buy our shares. The lack of liquidity may also result in an investor seeking to purchase our common stock in paying more than the reported price.

Due to factors beyond our control, our stock price may be volatile.

There is currently a limited market for our common stock, and there can be no guarantee that an active market for our common stock will develop, even if we are successful in consummating a business combination. Further, even if an active market for our common stock develops, it will likely be subject to significant price volatility when compared to more seasoned issuers. We expect that the price of our common stock will continue to be more volatile than more seasoned issuers for the foreseeable future. Fluctuations in the price of our common stock can be based on various factors in addition to those otherwise described in this Report, including:

●	A prospective business combination and the terms and conditions thereof;

●	Any delay or failure to close such and acquisition which among other things could result in our loss of OTC Pink quotation and eliminate investors’ ability to trade our shares;

●	The operating performance of any business we acquire, including any failure to achieve material revenues therefrom;

●	The performance of our competitors in the marketplace following the closing of a business combination;

●	The public’s reaction to our press releases, SEC filings, website content and other public announcements and information;

●	Changes in earnings estimates of any business that we acquire or recommendations by any research analysts who may follow us or other companies in the industry of a business that we acquire;

●	Variations in general economic conditions, including as may be caused by uncontrollable events such as inflation and any resulting decline in the economy;

●	The public disclosure of the terms of any financing we disclose in the future;

●	The number of shares of our common stock that are publicly traded in the future;

●	Actions of our existing shareholders, including sales of common stock by our then directors and then executive officers or by significant investors; and

●	The employment or termination of key personnel.

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

Because this Report describes very little or nothing about aX, it’s business, management, stock ownership, related party transactions and financial condition, investors should not buy our common stock until either we acquire aX and file a Form 10 with the SEC or we publicly announce that the acquisition did not close.

Because trading in our common stock is so limited, investors who purchase our common stock may depress the market if they sell common stock.

Our common stock trades on the OTC Pink Market, the successor to the pink sheets. The OTC Pink Market generally is illiquid and most stocks traded there are of companies that are not required to file reports with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). While we voluntarily file Forms 10-Q and 10-K with the SEC, we are a voluntary filer and not required to file reports with the SEC. Our common stock itself infrequently trades. Accordingly, any sales may depress the trading price.

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

Our Board may issue, without a vote of our shareholders, one or more series of preferred stock that have voting rights, liquidation preferences, dividend rights and other rights that are superior to those of our common stock. Any issuance of preferred stock could adversely affect the rights of holders of our common stock in that such preferred stock could have priority over the common stock with respect to voting, dividend or liquidation rights. For example, the Series A as amended, of which we have agreed to issue 50,000 shares to the Investor under the SPA in addition to the 170,000 shares of Series A already outstanding, provide the holders with a liquidation preference in the event of the merger or consolidation of the Company in which the Company is not the surviving entity, the sale of all of the assets of the Company in a transaction which requires shareholder approval or the dissolution or winding up of the Company. Further, because we can issue preferred stock having voting rights per share that are greater than the equivalent of one share of our common stock, our Board could issue preferred stock to investors who support us and our management and give effective control of our business to our management. Even absent such an issuance of preferred stock, the vast majority of our common stock outstanding is held by David Lelong, who controls the Company as its Chief Executive Officer and director. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock. This could make it more difficult for shareholders to sell their common stock and/or cause the market price of our common stock shares to drop significantly, even if our business is performing well.

You may experience dilution upon the conversion of the Series A.

We had 170,000 shares of Series A, outstanding at November 30, 2022. Further, as disclosed above, we anticipate issuing additional shares of Series A in the secondary financing contemplating as a closing condition to the Exchange. Each share of the Series A is convertible into 20 shares of our common stock or a total of 4,400,000 shares assuming we close the Exchange and the new $1,500,000 investment is fully funded. In the event that the holders of the Series A convert their shares into our common stock, the existing holders of our common stock will be diluted. However, because we are a shell issuer not subject to filing reports with the SEC, the holders of the Series A as well as our current principal shareholder and new aX shareholders cannot use the Rule 144 safe harbor to sell their common stock and must wait 12 months to able to begin to use Rule 144.

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

The following table reflects the high and low bid prices for our common stock for each fiscal quarter during the fiscal years ended November 30, 2022 and 2021. This information was obtained from www.nasdaq.com and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The historical prices have been adjusted to reflect the three-for-one stock split which was effective March 18, 2021.

	Common Stock Bid Price
	High	Low
Fiscal Year Ended November 30, 2022:
First Quarter	$13.00	$11.00
Second Quarter	$13.00	$11.35
Third Quarter	$12.75	$11.30
Fourth Quarter	$11.30	$11.30

	Common Stock Bid Price
	High	Low
Fiscal Year Ended November 30, 2021:
First Quarter	$4.17	$3.47
Second Quarter	$10.00	$3.78
Third Quarter	$16.55	$6.75
Fourth Quarter	$14.00	$13.00

Holders

As of February 21, 2023, there were 23 shareholders of record of the Company’s common stock based upon the records of the shareholders provided by the Company’s transfer agent. 3,561,360 shares are held at CEDE. The Company’s transfer agent is Secure Stock Transfer 360 Central Ave, Suite 877 St. Petersburg, FL 33701.

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

In the furtherance of our acquisition efforts, on January 30, 2023, we entered into the Exchange Agreement, which we subsequently amended and restated on February 17, 2023, with aX and certain aX shareholders to acquire approximately 96.6% of the outstanding common stock of aX in exchange for shares common stock collectively representing approximately 96% of our common stock. The closing is subject to certain closing conditions, and no assurance can be given that the transaction will close. See above under “Potential Acquisition of aX” for more information about the Exchange Agreement and aX’s business.

Plan of Operation

The Company has no operations from a continuing business in 2022 other than the expenditures related to running the Company, and has no revenue from continuing operations as of the date of this Report. We are currently in the process of working with aX in an effort to close the Exchange in order to maintain OTC Pink Market quotation for our common stock and continue as an operating business. As more fully described above, aX is a digital advertising company with a focus on operating tdX, a digital ad trading and analytics platform that enables uses to determine and execute marketing campaigns designed to access their target audience using channels that are customized to result in an optimal marketing campaign. aX also offers adjacent services in this regard, including creative ad preparation and data analytics, with personnel and software for such purposes.

Results of Operations For the Fiscal Year ended November 30, 2022 compared with the Fiscal Year ended November 30, 2021

The following overview of our results of operations should be read in light of the fact that we have no operations pending management’s determination of the future direction of the Company, be it by reverse merger or similar business combination or otherwise. The only operations that existed in 2022 related to continuing operations relates to the business of running the Company and include mostly professional fees related to the Company’s Exchange Act filings as well as general business expenditures related to finding an acquisition candidate.

Revenue, Cost of Revenue and Gross Profit

We had no revenue for the fiscal years ended November 30, 2022 or 2021. We expect this trend to persist until we can acquire an operating business. Management has not determined how the Company will proceed in the event it is unable to close the acquisition of aX by the March 28, 2023 OTC Markets deadline.

Operating Expenses

The Company incurred operating expenses of $73,581 and $135,556 during the fiscal years ended November 30, 2022 and 2021, respectively. The operating expenses in 2022 were mainly due to the professional fees related to the Company’s Exchange Act filings and general operating expenditures of running the Company.

Other Income and Expenses

The Company recorded interest expense in the amount of $0 and $1,125 during the years ended November 30, 2022 and 2021, respectively. The 2021 interest expenses were incurred in connection with the 2020 and 2021 Accelerated Online Agreements described in Note 5 to the financial statements contained in this report. The 2020 Accelerated Online Agreement was terminated effective January 4, 2021, and the 2021 Accelerated Online Agreement was terminated effective June 1, 2021. During the year ended November 30, 2022, consulting fees due to Accelerated Online in the amount of $37,500 and accrued interest of $1,125 were forgiven, resulting in a gain on forgiveness of debt in the amount of $38,625, compare to $0 in the prior year.

Net Loss

During the fiscal years ended November 30, 2022 and 2021, the Company recorded a net loss of $34,956 and $136,681, respectively. The decrease was due to the gain on forgiveness of debt in the amount of $38,625 during the year ended November 30, 2022.

Preferred Stock Dividend

The Company recorded non-cash dividends on its Series A in the amounts of $100,000 during the fiscal year ended November 30, 2021, in connection with a beneficial conversion feature. There was no dividend recorded during the current period because the Company changed its accounting policy for beneficial conversion features with the adoption of ASU 2020-06 effective December 1, 2021.

Liquidity and Capital Resources

Cash Flows used by Operating Activities:

For the fiscal year ended November 30, 2022, net cash flows used in operating activities was $65,133. Net cash flows used in operating activities was $108,553 for the year ended November 30, 2021. As of November 30, 2022, we had $48,154 in cash as compared to $73,287 in cash as of November 30, 2021.

For the fiscal year ended November 30, 2022, net cash flows from financing activities were $40,000, before deducting legal fees and related offering expenses, consisting of proceeds from the sale of 20,000 shares of Series A on November 2, 2022. For the fiscal year ended November 30, 2021, net cash flows from financing activities was $100,000, before deducting legal fees and related offering expenses, consisting of proceeds from the sale of 50,000 shares of Series A on September 28, 2021.

Each share of the Series A is convertible into 20 shares of the Company’s common stock, par value $0.001 per share.

For the year ended November 30, 2021, the beneficial conversion feature associated with the Series A was considered a dividend to the Series A shareholders. The Company utilized the intrinsic value method to determine the fair value of the beneficial conversion feature associated with this transaction. The value of the beneficial conversion features was capped at the amount of proceeds received, or $100,000; the Company recorded a dividend on the Series A in the amount of $100,000 during the year ended November 30, 2021. There was no dividend recorded during the current period because the Company changed its accounting for beneficial conversion features with the adoption of ASU 2020-06 effective December 1, 2021.

Once we have developed and begun to implement our business plan, management intends to fund our working capital requirements through a combination of our existing funds and future issuances of debt or equity securities. Our working capital requirements are expected to increase in line with the implementation of a business plan and commencement of operations.

Based upon our current operations, we do not have sufficient working capital to fund our operations over the next 12 months. A closing condition under the Exchange Agreement is that we enter into the Series A SPA to receive $750,000 at closing and the balance 90 days later. Such capital will be deployed to fund the operations and business objectives of aX on a post-transaction basis, as the aX management, who following the closing will become the Company’s management, may determine.

Following the Exchange, we expect we will need to raise additional capital in the future. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

Unless the aX Exchange or another acquisition transaction closes, we anticipate that we will incur operating losses in the next 12 months. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and unpredictable business model, recognition of revenue sources, and the management of growth. To address these risks, we must, among other things, develop, implement and successfully execute our business and marketing strategy, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition and results of operations.

Off Balance Sheet Arrangements

As of the date of this Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The independent registered public accounting firm auditors’ report accompanying our November 30, 2022 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. See “Risk Factors- Our independent auditors have expressed doubt about our ability to continue as a going concern” for more information.

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

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of

Vado Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vado Corp. (collectively, the “Company”) as of November 30, 2022 and 2021, and the related statements of operations, changes in stockholders’ deficit and statements of cash flows for the years ended November 30, 2022 and 2021, and the related notes (collectively referred to as the  (“financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at November 30, 2022, and the results of its operations and its cash flows for the ended November 30, 2022, in conformity with U.S. generally accepted accounting principles.

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

New York, NY

February 22, 2023

VADO CORP.

BALANCE SHEETS

	November 30,	November 30,
	2022	2021
ASSETS
Current assets
Cash	$48,154	$73,287
Total current assets	48,154	73,287

Total Assets	48,154	73,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	9,860	1,689
Credit card payable	494	217
Due to related party	-	38,625
Total current liabilities	10,354	40,531
Total Liabilities	10,354	40,531

Commitments and contingencies	-	-

Stockholders’ equity
Preferred Stock, $0.001 par value, 10,000,000 shares authorized; 1,000,000 shares designated Series A	-	-
Preferred Stock, Series A; $0.001 par value, 170,000 and 150,000 shares issued and outstanding at November 30, 2022 and November 30, 2021, respectively	170	150
Common stock, $0.001 par value, 490,000,000 shares authorized, 99,985,500 shares issued and outstanding at November 30, 2022 and 2021	99,986	99,986
Additional paid-in capital	300,098	260,118
Accumulated deficit	(362,454)	(327,498)
Total stockholders’ equity	37,800	32,756

Total liabilities and stockholders’ equity	$48,154	$73,287

The accompanying notes are an integral part of these financial statement.

VADO CORP.

STATEMENTS OF OPERATIONS

	For the	For the
	Year Ended	Year Ended
	November 30,	November 30,
	2022	2021

Revenue	$-	$-

Operating expenses:
General and administrative	73,581	135,556

Total operating expenses	73,581	135,556

Net Operating Loss	(73,581)	(135,556)

Other income (expense):
Gain on forgiveness of debt	38,625	-
Interest expense	-	(1,125)
Total other income (expense)	38,625	(1,125)

Income (loss) before provision for income taxes	(34,956)	(136,681)

Provision for income taxes	-	-

Net income (loss)	$(34,956)	$(136,681)

Preferred stock dividend	-	(100,000)

Net income (loss) available to common shareholders	$(34,956)	$(236,681)

Net income (loss) per share – basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	99,985,500	99,985,500

The accompanying notes are an integral part of these financial statements.

VADO CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED NOVEMBER 30, 2022 and 2021

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, November 30, 2020	100,000	$100	99,985,500	$99,986	$160,168	$(190,817)	$69,437

Issuance of convertible preferred stock for cash	50,000	50	-	-	99,950	-	100,000
Beneficial conversion feature of convertible preferred stock	-	-	-	-	100,000	-	100,000
Preferred stock dividend	-	-	-	-	(100,000)	-	(100,000)
Net loss for the year ended November 30, 2021	-	-	-	-	-	(136,681)	(136,681)
Balance, November 30, 2021	150,000	$150	99,985,500	$99,986	$260,118	$(327,498)	$32,756

Issuance of convertible preferred stock for cash	20,000	20	-	-	39,980	-	40,000
Net loss for the year ended November 30, 2022	-	-	-	-	-	(34,956)	(34,956)
Balance, November 30, 2022	170,000	$170	99,985,500	$99,986	$300,098	$(362,454)	$37,800

The accompanying notes are an integral part of these financial statements.

VADO CORP.

STATEMENTS OF CASH FLOWS

	For the	For the
	Year Ended	Year Ended
	November 30,	November 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,956)	$(136,681)
Adjustment to reconcile net loss to net cash used in operating activities
Changes in assets and liabilities:
Accounts payable	8,171	(10,687)
Credit card payable	277	190
Due to related party	(38,625)	38,625
Net cash used in operating activities	(65,133)	(108,553)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash from sale of Series A Preferred Stock	40,000	100,000
Net cash provided by financing activities	40,000	100,000

Net decrease in cash and cash equivalents	(25,133)	(8,553)

Cash and cash equivalents at beginning of period	73,287	81,840

Cash and cash equivalents at end of period	$48,154	$73,287

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature of Series A Convertible Preferred Stock	$-	$100,000

The accompanying notes are an integral part of these financial statements.

VADO CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR YEARS ENDED NOVEMBER 30, 2022 AND NOVEMBER 30, 2021

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

Following its decision not to proceed with a transaction with a target company in June 2021, the Company resumed its efforts to seek a reverse merger candidate. Towards that goal, on June 17, 2022, we executed a non-binding Term Sheet with a digital advertising company (the “Target”). The Term Sheet required the Share Exchange Agreement to be executed by July 30, 2022. Although it was not, we are continuing to pursue the acquisition under which the shareholders of the Target would receive approximately 95.28% of our outstanding common stock. In addition, the Term Sheet envisions one or more investors investing $1,500,000 and receiving convertible preferred stock, convertible into approximately 0.47% of our outstanding common stock. No definitive agreement has been executed, and no assurances can be given that the Company or the Target will proceed with the transaction. If consummated, the transaction will be dilutive to our shareholders. It is subject to a number of contingencies including execution of a definitive agreement, an audit of the Target Company, and financing. See Note 6 – “Subsequent Events.”

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

NOTE 2 – GOING CONCERN

The Company’s financial statements as of November 30, 2022 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an adequate ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has an accumulated loss from inception (February 10, 2017) to November 30, 2022 of $362,454. These factors among others raise substantial doubt about the ability of the company to continue as a going concern for a reasonable period of time.

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

Fair values of financial instruments

The Company adopted ASC 820 “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available. The three levels are defined as follow:

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

Basic and Diluted Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. At November 30, 2022 and 2021, a total of 3,400,000 and 3,000,000 shares of common stock, respectively, were excluded from the calculation of fully-diluted loss per share because the effect would have been anti-dilutive.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s bank accounts are deposited in insured institutions. The funds are insured up to $250,000. At November 30, 2022, the Company’s bank deposits did not exceed the insured amounts.

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

Stock-Based Compensation

As of November 30, 2022, the Company has not issued any stock-based payments to its employees.

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

New Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible Preferred Stock, as well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard is effective for us on January 1, 2022, including interim periods within such fiscal year. Adoption is either a modified retrospective method or a fully retrospective method of transition. We have elected to early adopt ASU 2020-06 effective December 1, 2021. Adoption of ASU 2020-06 resulted in recording no dividends in connection with the beneficial conversion feature associated with the sale of 20,000 shares of Series A Preferred Stock during the year ended November 30, 2022 compared to dividends of approximately $40,000 had we not adopted ASU 2020-06.

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

Common Stock

The Company had 99,985,500 shares of common stock, par value $0.001, outstanding at November 30, 2022 and 2021.

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

On November 22, 2022, Vado Corp. entered into a Securities Purchase Agreement with an accredited investor pursuant to which the Company sold to the purchaser 20,000 shares of the Company’s Series A Convertible Preferred Stock, at a purchase price of $2.00 per share (the “Offering”). The Company received $40,000 in gross proceeds from the Offering, before deducting legal fees and related offering expenses. Each share of the Series A is convertible into 20 shares of the Company’s common stock, par value $0.001 per share.

The Company had 170,000 and 150,000 shares of Series A Preferred Stock, par value $0.001, outstanding at November 30, 2022 and 2021, respectively. Each share of the Series A Preferred Stock is convertible into 20 shares of the Company’s common stock.

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

Effective June 1, 2021, the 2021 Accelerated Online Agreement was terminated. No additional interest was incurred on the unpaid balance. During the year ended November 30, 2021, the Company charged to operations the amount of $52,500 for consulting fees and $1,125 for accrued interest pursuant to the Accelerated Online Agreements; $15,000 of the consulting fees were paid, and the balance of the consulting fees in the amount of $37,500 and the accrued interest of $1,125 were recorded as due to related party. On August 16, 2022, consulting fees due to Accelerated Online in the amount of $37,500 and accrued interest of $1,125 were forgiven, resulting in a gain on forgiveness of debt in the amount of $38,625. As of November 30, 2022 and 2021, the amount due to related party was $0 and $38,625, respectively.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with FASB ASC Topic 855 “Subsequent Events,” the Company has analyzed its operations through the date the financial statements were issued and noted no items requiring disclosure other than as disclosed below.

In the furtherance of our search for an acquisition target, on January 30, 2023 we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Socialcom, Inc, d/b/a AudienceX, a California corporation (“aX”) and the shareholders of aX signatory thereto who collectively own 19,363,959 shares of aX common stock, or approximately 96.6% of the outstanding shares of aX common stock. On February 17, 2023, we and the other parties amended and restated the Exchange Agreement. The Exchange Agreement as amended and restated provides that, upon the terms and subject to the conditions set forth therein, the Company will issue the aX shareholders signatory thereto a total of 169,434,641 shares of the Company’s common stock, representing approximately 96% of the shares of the Company’s common stock to be outstanding after giving effect to the issuance, in exchange for all of the shares of aX common stock held by such aX shareholders (the “Exchange”). The closing of the Exchange (the “Closing”) is conditioned upon aX shareholders collectively owning at least 19,363,959 shares of aX common stock executing the Exchange Agreement.

Under the Exchange Agreement, in connection with and subject to the Exchange, the Company agreed, among other things, to the following covenants and closing conditions: (i) enter into an agreement with David Lelong, the sole officer and director and majority shareholder of the Company, for the cancellation of 93 million shares of common stock held by him at the Closing, (ii) issue 22,793,540 options to purchase common stock of the Company to aX directors, officers, employees and consultants under a newly adopted equity incentive plan of the Company in exchange for the cancellation of 2,604,976 outstanding aX stock options held by such persons, and (iii) execute a binding agreement for a financing resulting in gross proceeds to the Company of $1,500,000. In the furtherance of the foregoing, Mr. Lelong, in his capacity as the sole member of the Board of Directors and majority shareholder of the Company, approved and adopted the 2023 Equity Incentive Plan of the Company, under which the Company is authorized to grant and issue up to 30 million shares of common stock and common stock equivalents to the Company’s directors, officers, employees and consultants for services rendered or to be rendered by such persons.

In addition, on January 30, 2023 in connection with the Exchange Agreement, the Company entered into a Stock Purchase Agreement (the “SPA”) and an Investor Rights Agreement (the “IRA”) with an accredited investor (the “Investor”), which is also an aX shareholder, as well as a subsequent amendment and restatements to those agreements on February 17, 2023, pursuant to which the Company agreed to sell the Investor up to 50,000 shares of the Company’s Series A Convertible Preferred Stock (the “Series A”), which subject to beneficial ownership limitations is convertible into up to 1,000,000 shares of the Company’s common stock, at a purchase price of $30 per share of Series A in two equal tranches, with the first tranche closing simultaneously with the Closing of the Exchange and the second tranche closing on the 90th day after the Closing. Under the IRA the Company agreed to register for resale by the Investor the shares of the Company’s common stock issued or issuable to the Investor under the Series A and the Exchange Agreement on a registration statement to be filed with the Securities and Exchange Commission (the “SEC”). Under the IRA, at any time after 180 days following the Closing, the Investor may request the Company to prepare a registration statement on Form S-1 (or Form S-3, if available to the Company at such time) and the Company will be obligated to file such registration statement with the SEC within 120 days after such request, and to use its commercially reasonable efforts to cause the registration statement to be declared effective by the SEC as soon as practicable thereafter, subject to certain exceptions and limitations.

Subject to the terms of the Exchange Agreement, the Closing of the Exchange is scheduled to take place on or before February 24, 2023, subject to the satisfaction or waiver of the conditions to Closing set forth in the Exchange Agreement. If the conditions to Closing have not been satisfied by that deadline, the Company and aX may extend the Closing to a later date by mutual agreement. Effective at the Closing, the number of directors of the Company will be fixed at three, and Jason Wulfsohn and Reeve Benaron will be appointed to serve on the Board of Directors. Upon or immediately prior to the Closing, David Lelong shall have tendered his resignation as the sole officer of the Company, and the Company’s Board of Directors will appoint Jason Wulfsohn and Ryan Carhart as the Company’s Chief Executive Officer and Chief Financial Officer, respectively, effective upon the Closing. Immediately following the Closing, the aX shareholders who executed the Exchange Agreement as of that time will collectively own approximately 96% of the issued and outstanding shares of the Company’s common stock, and aX will continue as a subsidiary of the Company. aX is a digital marketing and services company focused on delivering integrated advertising and technology performance solutions to independent agencies and brands through its omnichannel trading desk platform.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management is responsible for establishing and maintaining a system of “disclosure controls and procedures” (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting based on the parameters set forth above and has concluded that as of November 30, 2022, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles as a result of the following material weaknesses:

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

Changes in Internal Control over Financial Reporting.

There have been no change in our internal control over financial reporting during the year November 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On February 21, 2023, the Company filed a Certificate of Amendment to the Certificate of Designations of the Series A with the Secretary of State of the State of Nevada, which amended the Series A by: (i) providing the holders with senior ranking with respect to the Company’s capital stock upon the occurrence of a liquidation, dissolution or winding up, (ii) providing the holders with a liquidation preference in the event of the merger or consolidation of the Company in which the Company is not the surviving entity, the sale of all of the assets of the Company in a transaction which requires shareholder approval or the dissolution or winding up of the Company, and (iii) clarifying the adjustment provisions of the conversion ratio of the Series A upon the occurrence of certain corporate events.

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

Name	Age	Positions
David Lelong	46	Director, Chief Executive Officer, Chief Financial Officer, President, Treasurer, and Secretary

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

Director Independence

We do not currently have any independent directors. We evaluate independence by the standards for director independence established by the Listing Rules of the Nasdaq Stock Market, LLC.

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

ITEM 11. EXECUTIVE COMPENSATION

The following information is related to the compensation paid, distributed or accrued by us for the fiscal years ended November 30, 2022 and 2021 to our Chief Executive Officer (principal executive officer) during the last fiscal year and the two other most highly compensated executive officers serving as of the end of the last fiscal year whose compensation exceeded $100,000 (the “Named Executive Officers”):

Summary Compensation Table

Name and
Principal	Fiscal		Total
Position	Year	Salary	Compensation

David Lelong,	2022	$-	$-
CEO, CFO, President, Secretary, and Treasurer (1)	2021	$52,500	$52,500

(1)

Mr. Lelong received compensation in the amount of $7,500 per month payable to Accelerated Online, Inc., an entity controlled by Mr. Lelong. This compensation was subsequently terminated effective June 1, 2021. Mr. Lelong was appointed to his positions on May 22, 2020.

Named Executive Officer Employment Agreements

On January 4, 2021 Company entered into an Agreement for Professional Services with Accelerated Online, Inc. (“Accelerated Online”), an entity controlled by David Lelong, whereby the Company pays Accelerated Online the amount of $7,500 per month. This agreement can be terminated by either party by providing 30 days’ written notice. Effective June 1, 2021, the 2021 Accelerated Online Agreement was terminated. No additional interest was incurred on the unpaid balance. On August 16, 2022, the unpaid balance of $38,625 was forgiven.

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

Outstanding Equity Awards at Fiscal Year End

As of November 30, 2022, none of our Named Executive Officers held any unexercised options, stock that have not vested, or other equity incentive plan awards.

Director Compensation

To date, we have not paid our director any compensation for services on our Board.

Equity Compensation Plan Information

In connection with the aX Exchange, on January 30, 2023, David Lelong, in his capacity as sole director and majority shareholder of the Company, approved the 2023 Equity Incentive Plan of the Company, a copy of which is filed as an exhibit to this Report. As of the date of this Report, no grants have been made under such Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of the Company’s common stock as of February 21, 2023, by (i) each person who is known by the Company to own beneficially more than 5% of any classes of outstanding common stock, (ii) each director of the Company, (iii) each of the Named Executive Officers of the Company and (iv) all directors and executive officers of the Company as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Vado Corp., 4001 South 700 East, Suite 500 Salt Lake City, UT 84107, Attention: Corporate Secretary.

Name of Beneficial Holder	Amount of Beneficial Ownership (1)	Percentage of Common Stock (1)
David Lelong (2)	95,919,000	95.9%

(1)

Applicable percentages are based on 99,985,500 shares of common stock outstanding as of February 21, 2023. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 and 13d-5 of the Exchange Act, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under SEC rules, a person is considered a “beneficial owner” of a security if that person has or shares power to vote or direct the voting of such security or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has a right to acquire beneficial ownership within 60 days. We believe that each individual or entity named has sole investment and voting power with respect to the securities indicated as beneficially owned by them, subject to community property laws, where applicable, except where otherwise noted in the footnotes to this table.

(2)	Mr. Lelong is our sole director and officer. If the Exchange closes, he will cancel 93 million of his shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On January 4, 2021, the Company entered into an agreement for professional services with Accelerated Online (the “2021 Accelerated Online Agreement”). Pursuant to the 2021 Accelerated Online Agreement, Accelerated Online provided executive management and business development services to the Company for a fee of $7,500 per month, with interest payable at the rate of 1.5% per month on any unpaid balance.

Effective June 1, 2021, the 2021 Accelerated Online Agreement was terminated. No additional interest was incurred on the unpaid balance. On August 16, 2022, consulting fees due to Accelerated Online in the amount of $37,500 and accrued interest of $1,125 were forgiven.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

RBSM LLP served as our independent auditors for the fiscal years ended November 30, 2022 and 2021.

The following table shows the fees paid or accrued for the audit and other services provided by our independent auditors for the years ended:

	November 30,	November 30,
	2022	2021
Audit fees	$12,000	$-
Tax fees	-	-
All other fees:		8,000
Total fees paid or accrued to our principal accountant	$12,000	$8,000

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Annual Report.

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
3.1(a)	Articles of Incorporation	S-1	01/18/18	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation	10-Q	07/15/20	3.1B
3.1(c)	Certificate of Amendment to Articles of Incorporation	8-K	04/01/21	3.1
3.1(d)	Certificate of Amendment to Articles of Incorporation	10-Q	10/12/21	3.1D
3.2	Amended and Restated Bylaws	8-K	05/29/20	3.1
4.1	Certificate of Designations of Series A Convertible Preferred Stock	8-K	06/29/20	4.1
4.2	Certificate of Amendment to Certificate of Designations of Series A Convertible Preferred Stock	8-K	02/21/23	4.1
10.1	Form of Share Exchange Agreement	8-K	02/21/23	10.1
10.2	Form of Stock Purchase Agreement *	8-K	02/21/23	10.2
10.3	Form of Investor Rights Agreement*	8-K	02/21/23	10.3
10.4	Vado Corp. 2023 Equity Incentive Plan*	8-K	02/21/23	10.4
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				Furnished**
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Certain schedules and other attachments have been omitted. The Company undertakes to furnish the omitted schedules and attachments to the Securities and Exchange Commission upon request

ITEM 16. 10-K SUMMARY

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VADO CORP.

Dated: February 22, 2023	By: /s/ David Lelong
David Lelong Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)