Form 10-Q
period 2023-03-31
Vado Corp.
filed 2023-05-15
CIK 1700849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

COMMISSION FILE NO. 333-222593

Vado Corp.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

30-0968244

(IRS Employer Identification No.)

13468 Beach Ave.

Marina Del Rey, CA 90292

Tel: (888) 545-0009

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 11, 2023: 182,435,898
Common Stock, $0.001

Vado Corp.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Vado Corp.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash	$1,441,972	$485,053
Accounts receivable	1,839,142	2,080,758
Other current assets	523,029	245,486
Total current assets	3,804,143	2,811,297

Property and equipment, net of accumulated depreciation of $157,638 and $152,058	29,701	32,976
Right of use operating leases, net	439,100	581,352
Intangible assets – amortizable, net	247,463	286,801
Total Assets	$4,520,407	$3,712,426

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	2,653,930	2,272,119
Acquisition liabilities	125,000	162,500
Deferred revenue	68,806	72,630
Lease liability, operating leases, current	476,444	631,144
Accrued settlement	1,645,152	1,707,652
Loans payable, current	940,584	348,945
Loans payable, related party, current	842,371	757,426
Convertible notes payable, related party, current	619,165	-
Total current liabilities	7,371,452	5,952,416

Loans payable, non-current	1,523,662	2,127,836
Loans payable, related party, non-current	257,629	342,574
Total Liabilities	9,152,743	8,422,826

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Common stock, $0.001 par value, 490,000,000 shares authorized, 182,435,898 and 173,757,921 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	182,436	173,758
Preferred stock, Series A; $0.001 par value, 1,000,000 shares authorized, 195,000 and 170,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	195	170
Additional paid-in capital	3,419,675	1,793,966
Accumulated deficit	(8,234,642)	(6,678,294)
Total stockholders' equity (deficit)	(4,632,336)	(4,710,400)

Total liabilities and stockholders' equity (deficit)	$4,520,407	$3,712,426

The accompanying notes are an integral part of these financial statements.

Vado Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

Revenue	$3,535,239	$3,906,131
Cost of revenue	2,339,721	2,732,499
Gross Profit	1,195,518	1,173,632

Operating expenses:
Selling, general and administrative	2,556,489	2,617,223

Total operating expenses	2,556,489	2,617,223

Net operating (loss) income	(1,360,971)	(1,443,591)

Other income (expense):
Interest expense, net of interest income	(195,377)	(153,557)
Total other income (expense)	(195,377)	(153,557)

Net (loss) income before provision for income taxes	(1,556,348)	(1,597,148)

Provision for income taxes	-	-

Net (loss) income	$(1,556,348)	$(1,597,148)

Net (loss) income per share - basic	$(0.01)	$(0.25)

Net (loss) income per share - diluted	$(0.01)	$(0.23)

Weighted average shares outstanding - basic	179,549,853	168,579,889

Weighted average shares outstanding - diluted	179,549,853	168,579,889

The accompanying notes are an integral part of these financial statements.

Vado Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,556,348)	$(1,597,148)
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Stock based compensation	215,048	20,970
Depreciation and amortization	56,924	46,383
Amortization of ROU asset	142,252	134,538
Amortization of discount on convertible note payable	34,851	-
Provision for doubtful accounts	31,956	13,766
Changes in assets and liabilities:
Accounts receivable	209,660	1,225,478
Other current assets	(277,543)	(10,106)
Accounts payable	335,489	(999,488)
Deferred revenue	(3,824)	(83,792)
Acquisition liability	(37,500)	(37,500)
Accrued settlement	(62,500)	-
Operating lease liability	(154,700)	(143,116)
Net cash (used in) provided by operating activities	(1,066,235)	(1,430,015)

INVESTING ACTIVITIES
Cash paid for fixed assets	(2,305)	(3,037)
Cash paid for development of intangible assets	(12,006)	(16,440)
Net cash provided by (used in) investing activities	(14,311)	(19,477)

FINANCING ACTIVITIES
Proceeds from short term financing	-	54,470
Proceeds from sale of common stock	500,000	-
Proceeds from convertible notes payable	800,000	-
Issuance of Series A Preferred Stock for cash	750,000	-
Principal payments on loan payable	(12,535)	(41,741)
Net cash provided by (used in) financing activities	2,037,465	12,729

Net increase in cash and cash equivalents	956,919	(1,436,763)

Cash and cash equivalents at beginning of period	485,053	3,536,384

Cash and cash equivalents at end of period	$1,441,972	$2,099,621

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$123,616	$88,418
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Effect of reverse merger	$53,308	$-

The accompanying notes are an integral part of these financial statements.

Vado Corp.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2023 and March 31, 2022

STOCKHOLDERS' EQUITY - THREE MONTHS ENDED MARCH 31

					Additional
	Common Stock		Preferred Stock Series A		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2021	168,579,889	$168,580	150,000	$150	$367,242	$(3,728,351)	$(3,192,379)
Vesting of stock options	-	-	-	-	20,970	-	20,970
Net loss for the three months ended March 31, 2022	-	-	-	-	-	(1,597,148)	(1,597,148)
Balance, March 31, 2022	168,579,889	$168,580	150,000	$150	$388,212	$(5,325,499)	$(4,768,557)

Balance, December 31, 2022	173,757,921	$173,758	170,000	$170	$1,793,966	(6,678,294)	(4,710,400)
Effect of reverse merger	6,985,500	6,986		-	(53,308)	-	(46,322)
Share based compensation	-	-	-	-	215,048	-	215,048
Sale of common stock for cash	1,692,477	1,692	-	-	498,308	-	500,000
Sale of Series A Preferred Stock for cash	-	-	25,000	25	749,975	-	750,000
Discount on convertible notes payable	-	-	-	-	215,686	-	215,686
Net loss for the three months ended March 31, 2023	-	-	-	-	-	(1,556,348)	(1,556,348)
Balance, March 31, 2023	182,435,898	$182,436	195,000	$195	$3,419,675	$(8,234,642)	$(4,632,336)

The accompanying notes are an integral part of these financial statements.

VADO CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

1. Organization and Business

Vado Corp. is a Nevada corporation established on February 10, 2017. On February 24, 2023 the Company completed a share exchange agreement (the “Exchange Agreement”) with Socialcom, Inc, a California corporation (“Socialcom”) and the shareholders of Socialcom (the “Closing”). Pursuant to the closing of the Exchange Agreement, the Company issued to the Socialcom shareholders a total of 173,757,921 shares of the Company’s common stock, representing approximately 96% of the outstanding shares of common stock of the Company after giving effect to such issuance, in exchange for all of the shares of Socialcom common stock held by such Socialcom shareholders. The net amount of 6,985,500 shares of the Company’s common stock were held by the previous Vado Corp. shareholders subsequent to the Exchange Agreement. As a result of the foregoing, Socialcom became an approximately 96% owned subsidiary of the Company. The  Company acquired no assets and $46,322 of liabilities in connection with the Exchange Agreement. Following the closing, the Company through Socialcom operates as a digital marketing and services company focused on delivering integrated advertising and technology performance solutions to independent agencies and brands through its omnichannel trading desk platform.

Socialcom was incorporated in the State of California on March 8, 2013, for the purpose of delivering integrated advertising and technology services to independent agencies and brands. The Company’s tech solution, both self-service and managed service, is built to deliver end-to-end omnichannel performance, including advertising technology, data-driven campaign optimization and creative services. Since its inception the strategic focus of the company has been oriented toward mid-market businesses, a significant and generally underserved segment of the larger US economy, especially with respect to their need for powerful enterprise advertising technology solutions to drive improved business outcomes and level the playing field against often larger, better-funded competitors.

Socialcom continues to embrace future-first solutions, recognizing ongoing changes in the ad tech space, from data usage and privacy, to emerging technologies and platforms. The Company operates tdX, an omnichannel trading desk platform, providing unified buy-side access to the full-breadth of the ad tech ecosystem, including 24 performance platforms across programmatic, display, CTV, DOOH, and audio, along with search and social. tdX represents a holistic performance solution, unified by the company’s robust data infrastructure, delivering powerful real-time campaign learnings and cross-channel performance optimizations, along with sophisticated analytics designed to deliver scalable and sustainable campaign outcomes. Tech-enabled creative services, delivered by the Company’s internal creative team, Socialcom Studio, ensures that creative is a powerful driver of campaign success, providing differentiated, performance-oriented brand and product ad units and other digital content for deployment within customer campaigns.

Each of these elements, seamlessly integrated within Socialcom’s tech stack, represents a unified customer acquisition and growth solution for the performance marketer, seeking a holistic advertising solution that can deliver measurable and scalable results against clearly defined business goals.

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

The unaudited interim condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended December 31, 2022 of Socialcom, which was the accounting acquirer in the February 2023 share exchange described above as Vado was a shell company with no operations at the time of the closing of the share exchange. Such audited Socialcom financial statements are included in the Company’s Offering Statement on Form 1-A originally filed with the SEC on April 19, 2023, as may be amended from time-to-time.

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. The Company has adopted a fiscal year end of December 31. The accompanying condensed consolidated financial statements include the accounts of Socialcom and Vado Corp. All material intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash of $1,441,972 and $485,053 and no cash equivalents as of March 31, 2023 and December 31, 2022, respectively.

Property, Plant, and Equipment

Property and equipment is recorded at the lower of cost or estimated net recoverable amount, and is depreciated using the straight-line method over its estimated useful life. Property acquired in a business combination is recorded at estimated initial fair value. Property, plant, and equipment are depreciated using the straight-line method based on the lesser of the estimated useful lives of the assets or the lease term based upon the following life expectancy:

Years
Office equipment	3 to 5
Furniture & fixtures	3 to 7
Leasehold improvements	Term of lease

Repairs and maintenance expenditures are charged to operations as incurred. Major improvements and replacements, which extend the useful life of an asset, are capitalized and depreciated over the remaining estimated useful life of the asset. When assets are retired or sold, the cost and related accumulated depreciation are eliminated and any resulting gain or loss is reflected in operations.

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles including goodwill for impairment on an annual basis utilizing the guidance set forth in the Statement of Financial Accounting Standards Board ASC 350 “Intangibles – Goodwill and Other” and ASC 360 “Property, Plant, and Equipment.” At March 31, 2023 and December 31, 2022, the net carrying value of intangible assets on the Company’s balance sheet was $247,463 and $286,801, respectively.

Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts and other accounts, the balances of which at times may be uninsured or exceed federally insured limits. From time to time, some of the Company’s funds are also held by escrow agents; these funds may not be federally insured. The Company continually monitors its banking relationships and consequently has not experienced any losses in such accounts.

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred. Total recognized advertising and marketing expenses were $44,721 and $111,653 for the three months ended March 31, 2023 and 2022, respectively.

Fair Value of Financial Instruments

Pursuant to Accounting Standards Codification (“ASC”) No. 825 - Financial Instruments, the Company is required to estimate the fair value of all financial instruments included on its balance sheets. The carrying amounts of the Company’s cash and cash equivalents, notes receivable, convertible notes payable, accounts payable and accrued expenses, none of which is held for trading, approximate their estimated fair values due to the short-term maturities of those financial instruments.

A three-tier fair value hierarchy is used to prioritize the inputs in measuring fair value as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable, either directly or indirectly.

Level 3 - Significant unobservable inputs that cannot be corroborated by market data.

Capitalized Software Development Costs

The Company capitalizes certain costs associated with creating and enhancing internally developed software related to the development of the Company’s platform solution. These costs include third party development expenses for that are directly associated with and devote time to software development projects. Software development costs that do not qualify for capitalization, as further discussed below, are expensed as incurred and recorded in operating expenses in the consolidated statements of operations.

The Company’s customers do not take possession of the software and cannot run the software on their own hardware. For these reasons, pursuant to ASC 985-20 Costs of Software to Be Sold, Leased, or Marketed (“ASC 982-20”), the software is considered a software hosting arrangement and the Company applied the guidance of ASC 350-40 Intangibles – Goodwill and Other: Internal Use Software” (“ASC 350-40"). Pursuant to ASC 350-40, software development activities typically consist of three stages: (1) the planning phase; (2) the application and infrastructure development stage; and (3) the post-implementation stage. Costs incurred in the planning and post implementation phases, including costs associated with the post-configuration training and repairs and maintenance of the developed technologies, are expensed as incurred. The Company capitalizes costs associated with software developed when the preliminary project stage is completed, management implicitly or explicitly authorizes and commits to funding the project and it is probable that the project will be completed and perform as intended. Costs incurred in the application and infrastructure development phases, including significant enhancements and upgrades, are capitalized. Capitalization ends once a project is substantially complete and the software is ready for its intended purpose. Software development costs are amortized using a straight-line method over the estimated useful life of three years, commencing when the software is ready for its intended use. The straight-line recognition method approximates the manner in which the expected benefit will be derived.

Operating Leases

The Company accounts for its leasing arrangements by applying the guidance of Accounting Standards Update No. 2016-02, Leases (Topic 842), (“ASU 2016-02”). The Company enters into operating leases for its office space. The Company does not have finance leases.

The Company determines if an arrangement is, or contains, a lease at inception. Operating lease assets represent the Company’s right to control the use of an identified asset for a period of time, or term, in exchange for consideration, and operating lease liabilities represent its obligation to make lease payments arising from the aforementioned right.

Operating lease assets and liabilities are initially recorded based on the present value of lease payments over the lease term, which includes the minimum unconditional term of the lease, and may include options to extend or terminate the lease when it is reasonably certain at the commencement date that such options will be exercised. As the rate implicit for each of the Company’s leases is not readily determinable, the Company uses its incremental borrowing rate, based on the information available at the lease commencement date in determining the present value of its expected lease payments. The Company has elected to not separate lease and non-lease components.

Operating lease assets are amortized on a straight-line basis in operating lease expense over the lease term on the consolidated statements of operations. The related amortization, along with the change in the operating lease liabilities, are separately presented within the cash flows from operating activities on the consolidated statements of cash flows. The Company records lease expense for operating leases, some of which have escalating rent payments, on a straight-line basis over the lease term.

Certain leases contain provisions for property-related costs that are variable in nature for which the Company is responsible, including common area maintenance and other property operating services. These costs are calculated based on a variety of factors including property values, tax and utility rates, property services fees and other factors.

Refer to Note 8 for additional information.

Revenue Recognition

The Company generates its revenue by providing marketers and advertising agencies with the ability to deliver digital marketing and marketing-related solutions. The Company’s primary business is to deliver omnichannel programmatic, paid search, and paid social advertising services for its customers. The Company also does a limited amount of marketing-related project work for customers, including creative services, and also has a reseller solution with a partner. This results in the following revenue streams:

●	Programmatic Solutions

●	Paid Search & Social Solutions

●	Services Revenue

●	Self-Serve Revenue

The Company applies a five-step approach as defined in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606: Revenue from Contracts with Customers (“ASC 606”) in determining the amount and timing of revenue to be recognized:

●	Identification of a contract with a customer;

●	Identification of the performance obligation in the contract;

●	Determination of the transaction price;

●	Allocation of the transaction price to the performance obligations in the contract; and

●	Recognition of revenue when or as the performance obligations are satisfied.

The determination of whether revenue should be reported on a gross or a net basis is based upon an assessment of whether we are acting as the principal or agent in the transaction based upon the guidance in ASC 606. Making such determinations involves judgment and is based on an evaluation of the terms of each arrangement, none of which are considered presumptive or determinative. We act as a principal and recognize revenue on a gross basis if (i) we control the advertising inventory before it is transferred to our clients; (ii) we bear sole responsibility for fulfillment of the advertising promise and inventory risks and (iii) we have full discretion in establishing prices. We applied the guidance of ASC 606 to our revenue streams as follows:

Programmatic Solutions: Programmatic revenue consists of delivering our customer’s budget programmatically through our trading desk model, where multiple Demand Side Platforms (“DSP”) are utilized to deliver advertising budgets as paid impressions. The Company, through its deep understanding of DSP platforms, transacts to spend customer’s budgets within the platforms to execute against customer marketing goals as efficiently and effectively as possible. In this arrangement, our team will perform all of the setup, activation, strategy, tactic building, implementation and delivery of the campaign through a partner platform or platforms. We enter into an Insertion Order / Media Plan (“IO”) with all Programmatic customers. The IO states the services that are to be performed and a budget for each tactic or tactics. We bill our customers for a percentage of the total spend, and recognize revenue upon completion of the performance obligation. Because we are in control of this process and assume inventory risk, we recognize revenue on a gross basis.

Paid Search & Social Solutions: We also enter into an IO with all Paid Search & Social customers. The IO states the services that are to be performed and a budget for each tactic. We bill our customers for a percentage of the total spend, and recognize revenue upon completion of the performance obligation. In instances where we pay the third party for inventory, we recognize revenue on a gross basis because we bear the inventory risk. In instances where the customer pays the third party, we recognize revenue on a net basis.

Services Revenue: We enter into Statement of Work (“SOW”) agreements with all Services customers. The SOW includes estimated costs to be applied against the services to be performed, and establishes payment and billing terms. Services revenue is recognized on a gross basis.

Self-Serve Revenue: Self-serve revenue consists of revenues generated through our Admatx platform, as well as through reselling access to a major enterprise DSP. Users of Admatx agree to our platform terms and conditions, and we enter into Master Services Agreements (“MSA”) with all reseller customers. The Platform Terms and Conditions and MSAs detail the work and responsibilities of each party and their respective obligations. Self-serve revenue is recognized on a net basis.

Deferred Revenue

Certain customer arrangements in the Company's business result in deferred revenues when cash payments are received in advance of performance.

The following table represents the changes in deferred revenue as reported on the Company’s consolidated balance sheets:

Balance as of December 31, 2021	$202,406
Cash payments received	159,775
Net sales recognized	(243,567)
Balance as of March 31, 2022	$118,614

Balance as of December 31, 2022	$72,630
Cash payments received	90,225
Net sales recognized	(94,049)
Balance as of March 31, 2023	$68,806

Stock-Based Compensation

We recognize compensation costs to employees under FASB ASC Topic 718, Compensation – Stock Compensation (“ASC 718”). Under FASB ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation cost for stock options are estimated at the grant date based on each option’s fair-value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model. Share-based compensation arrangements may include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

Equity instruments issued to other than employees are recorded pursuant to the guidance contained in ASU 2018-07 (“ASU 2018-07”), Improvements to Non-employee Share-Based Payment Accounting, which simplified the accounting for share-based payments granted to non-employees for goods and services. Under the ASU 2018-07, most of the guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees.

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options to purchase common stock. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period. At March 31, 2023 and December 31, 2022, the Company had the following potentially dilutive instruments outstanding: a total of 2,514,116 and 2,604,976 shares, respectively, issuable upon the exercise of stock options.

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculations. At March 31, 2023 and 2022, 2,514,116 and 819,686 stock options, respectively, are excluded from the calculation of fully-diluted shares outstanding.

Income Taxes

The Company accounts for income taxes under the asset and liability method in accordance with ASC 740. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The components of the deferred tax assets and liabilities are classified as current and non-current based on their characteristics. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Commitments and Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company management may consults its legal counsel to evaluate the perceived merits of any legal proceedings or unasserted claims brought to such legal counsel’s attention as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard is effective for us on January 1, 2022, including interim periods within such fiscal year. Adoption is either a modified retrospective method or a fully retrospective method of transition. We do not expect the adoption of this standard to have a material effect on our consolidated financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3. Accounts Receivable

Accounts receivable, net was $1,839,142 and $2,080,758 at March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023 and 2022, the Company charged the amount of $31,956 and $13,766, respectively, to bad debt expense. At March 31, 2023 and December 31, 2022, the Company maintained a reserve for doubtful accounts in the amount of $256,929 and $224,974, respectively.

On June 13, 2019, the Company entered into an accounts receivable financing and security agreement (the “Financing Agreement”) in the maximum amount of $10,000,000 whereby the Company would be advanced 85% of the gross value of accounts receivable invoices submitted to the lender for purchase. The cost of the financing consists of (i) an initial financing fee equal to one-twelfth of the net amount advanced multiplied by the facility rate, initially defined as LIBOR plus 6.5% per annum (the “Facility Rate”), and (ii) an additional financing fee consisting of one-twelfth of the amount advanced, prorated on a daily rate, multiplied by the Facility Rate. On June 11, 2021, the maximum amount available under the Financing Agreement was reduced to $5,000,000, and on June 8, 2022, the maximum amount available under the Financing Agreement was reduced to $3,000,000 and the Facility Rate was increased to LIBOR plus 7.25% per annum. During the three months ended March 31, 2023 and 2022, the Company charged to interest expense the amount of $29,092 and $27,613, respectively, pursuant to the Financing Agreement.

Accounts receivable, net consisted of the following at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Accounts receivable	$2,044,603	$2,048,001
Due under Financing Agreement, net	51,468	257,731
Allowance for doubtful accounts	(256,929)	(224,974)
Total	$1,839,142	$2,080,758

4. Other Current Assets

Other current assets consisted of the following at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Deposits	$195,714	174,092
Prepaid expenses	327,315	71,394
Total	$523,029	$245,486

5. Property and Equipment

Property and equipment consisted of the following at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Computer equipment	$141,448	$139,143
Leasehold improvements	45,891	45,891
Less: accumulated depreciation	(157,638)	(152,058)
Property and equipment, net	$29,701	$32,976

The Company made payments in the amounts of $2,305 and $3,037 for property and equipment during the three months ended March 31, 2023 and 2022, respectively. Depreciation expense totaled $5,880 and $6,178 for the three months ended March 31, 2023 and 2022, respectively.

6. Intangible Assets

In January 2021 the Company completed the acquisition of certain assets consisting of customer contracts and customer lists (the “BigBuzz Customer Lists”) from BigBuzz Marketing Group (“BigBuzz”). The cost of the BigBuzz Customer Lists was $475,000 payable over three years (see note 9). The Company also capitalized the direct costs of this transaction in the amount of $7,462 for a total cost basis of $482,462. The BigBuzz Customer Lists are being amortized over a period of three years based on the expected customer life of the assets acquired.

The Company began to capitalize the costs of development of internal use software in August 2021, and software was first placed into service in May, 2022. During the year ended December 31, 2022, the Company capitalized $89,094 of costs to develop internal use software, placed $123,937 of costs to develop internal use software into service, and amortized the amount of $19,969. During the three months ended March 31, 2023 the Company capitalized $12,006 of costs to develop internal use software, placed $16,686 of costs to develop internal use software into service, and amortized the amount of $11,139.

The Company has $4,231 and $8,611 in capitalized software costs that have not yet been placed into service at March 31, 2023 and December 31, 2022, respectively.

Intangible assets consisted of the following at December 31, 2022 and March 31, 2023:

	December 31, 2022
		Accumulated
	Gross	Amortization	Net
Customer lists	$482,462	$(308,240)	$174,222
Internal use software	132,548	(19,969)	112,579
Total	$615,010	$(328,209)	$286,801

	March 31, 2023
		Accumulated
	Gross	Amortization	Net
Customer lists	$482,462	$(348,445)	$134,017
Internal use software	144,554	(31,108)	113,446
Total	$627,016	$(379,553)	$247,463

The Company amortized the amount of $51,344 and $40,205 during the three months ended March 31, 2023 and 2022, respectively.

7. Right of Use Assets and Liabilities

The Company leases its corporate office under an operating lease. Leased assets and corresponding liabilities are recognized based on the present value of the lease payments over the lease term. The lease terms may include options to extend when it is reasonably certain that the Company will exercise that option.

Topic ASC 842 requires the Company to recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. Right of use assets are recorded in other assets on the Company’s condensed consolidated balance sheets. Current and non-current lease liabilities are recorded in other accruals within current liabilities and other non-current liabilities, respectively, on its condensed consolidated balance sheets. Costs associated with operating leases are recognized on a straight-line basis within operating expenses over the term of the lease.

At March 31, 2023 and December 31, 2022, the Company had total right of use assets of $439,100 and $581,352, respectively, and lease liabilities of $476,444 and $631,144, respectively, which were included in the Company’s balance sheets. Right to use assets – operating leases are summarized below:

	March 31, 2023	December 31, 2022
Administrative office	$439,100	$581,352
Right to use assets, net	$439,100	$581,352

Operating lease liabilities are summarized below:

	March 31, 2023	December 31, 2022
Administrative office	$476,444	$631,144
Lease liability	$476,444	$631,144
Less: current portion	(476,444)	(631,144)
Lease liability, non-current	$-	$-

The Company’s lease expense was entirely comprised of operating leases. Lease expense for the three months ended March 31, 2023 and 2022 was $149,861. The Company’s right of use (“ROU”) asset amortization for the years three months ended March 31, 2023 and 2022 was $142,251 and $134,538, respectively; the difference between the lease expense and the associated ROU asset amortization consists of interest.

Maturity analysis under these lease agreements are as follows:

For the twelve months ended March 31, 2024	$486,927
Less: Present value discount	(10,483)
Lease liability	$476,444

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at March 31, 2023 and December 31, 2022:

	March 31,	December 31,
	2023	2022
Trade accounts payable	$1,955,548	$1,585,352
Credit cards payable	322,688	371,773
Accrued payroll and payroll taxes	312,392	261,535
Accrued interest	63,302	53,459
Total	$2,653,930	$2,272,119

9. Acquisition Liabilities

In January 2021 the Company recorded a liability in the amount of $475,000 in connection with the acquisition of the BigBuzz Customer Lists (see note 6), which consisted of a three-year employment agreement for each of the two founders of BigBuzz. As this was an acquisition of only certain assets consisting of customer contracts and customer lists (see note 6), no other assets were acquired that would give rise to acquisition related liabilities; there were no requirements to hire any other employees as part of the asset acquisition. The Company paid $25,000 of this amount on February 2, 2021; the remainder is payable at the rate of $12,500 per month through January 31, 2024. During the three months ended March 31, 2023 and 2022, the Company paid the amount of $37,500 in connection with this liability.

10. Loans Payable

	March 31, 2023	December 31, 2022

Loan payable to Decathlon dated December 31, 2019 (the “Decathlon Loan”) in the principal amount of $3,000,000. The Decathlon Loan is due June 30, 2024 and is collateralized by all the assets of the Company. The Decathlon Loan accrues interest at a variable rate based upon internal rate of return targets. The effective rate of interest for the year ended December 31, 2022 and the three months ended March 31, 2023 was approximately 17%. There are no restrictive covenants in the loan and it is not convertible. Repayments are required based upon a fixed percentage of our earned revenue. If not repaid prior the final balance is due on June 13, 2024. The Decathlon Loan is subject to minimum interest that escalates over the term of the loan. At March 31, 2023 and December 31, 2022, the potential liability for unearned minimum interest was $1,565,586 and $1,661,504, respectively. During the three months ended March 31, 2023, the Company made principal and interest payments in the amount $12,535 and $96,113, respectively, on the Decathlon loan. During the three months ended March 31, 2022, the Company made principal and interest payments in the amount $41,741 and $101,116, respectively, on the Decathlon loan.

	$2,264,246	$2,276,781

Loan payable to the US Small Business Administration (the “EIDL Loan”) dated July 7, 2020 pursuant to the Small Business Administration Economic Injury Disaster Loan Program (the “EIDL”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the original principal amount of $150,000. Effective March 31, 2022, the Company borrowed an additional $50,000 under the EIDL Loan and the balance due was amended to $200,000. Payments in the amount of $989 per month come due beginning in January 2023. The term of the EIDL Loan is 30 years, and the annual interest rate is 3.75%. EIDL Loan recipients can apply for, and be granted forgiveness for, all or a portion of loans granted. During the three months ended March 31, 2023 and 2022, the Company accrued interest in the amount of $1,665 and $1,387, respectively, on the EIDL Loan.

	200,000	200,000

Total	$2,464,246	$2,476,781

Current portion	$940,584	$348,945
Long-term maturities	1,523,662	2,127,836
Total	$2,464,246	$2,476,781

Aggregate maturities of long-term notes payable as of March 31, 2023 are as follows:

For the twelve months ended March 31,

2024	$940,584
2025	1,323,662
2026	-
2027	3,150
2028 and thereafter	196,850
Total	$2,464,246

11. Loans Payable – Related Parties

	March 31, 2023	December 31, 2022
Loan payable to an entity affiliated to Jason Wulfsohn, the Company’s CEO and a director, originally dated March 21, 2020 and renewed March 21, 2021, and March 21, 2022, and March 21, 2023 in the amount of $300,000 bearing interest at the rate of 15% and due March 21, 2024 (the “Wulfsohn Related Party Loan”). During the three months ended March 31, 2023 and 2022, the Company made interest payments of $11,250 and $11,250, respectively, and no principal payments on the Wulfsohn Related Party Loan.	$300,000	$300,000

Loan payable to an entity affiliated to Reeve Benaron, the Company’s Chairman, originally dated March 21, 2020 and renewed March 21, 2021, and March 21, 2022, and March 11, 2023 in the amount of $300,000 bearing interest at the rate of 15% and due March 21, 2024 (the “Benaron Related Party Loan”). During the three months ended March 31, 2023 and 2022, the Company made interest payments of $11,250 and $11,250, respectively, and no principal payments on the Benaron Related Party Loan.	300,000	300,000

Loan payable to Reeve Benaron, the Company’s Chairman and a principal stockholder, dated June 20, 2022 in the amount of $500,000 bearing interest at the rate of 2.19% and due December 31, 2024 (the “Benaron Loan”). The Benaron Loan is payable in eighteen monthly installments of $28,889 beginning on July 20, 2023. During the three months ended March 31, 2023 and 2022 the Company accrued interest in the amount of $2,737 and $0, respectively, and made no principal payments on the Benaron Loan.	500,000	500,000

Total	$1,100,000	$1,100,000

Current portion	$842,371	$1,100,000
Long-term maturities	257,629	-
Total	$1,100,000	$1,100,000

Aggregate maturities of loans payable – related parties as of March 31, 2023 are as follows:

For the three months ended March 31,

2024	$842,371
2025	257,629
Total	$1,100,000

12. Convertible Note Payable – Related Party

	March 31, 2023	December 31, 2022

Convertible promissory note payable to an entity affiliated to Reeve Benaron, the Company’s Chairman and a principal shareholder, dated February 7, 2023 in the amount of $800,000 bearing interest at the rate of 7.25% and due December 31, 2023 (the “February Convertible Note”). The February Convertible Note is convertible into common stock of the Company at a price of $2.04 per share. The Company recorded a beneficial conversion feature in the amount $215,686 in connection with the February Convertible Note; during the three months ended March 31, 2023, $34,851 of the discount was amortized to interest expense. During the three months ended March 31, 2023, the Company accrued interest in the amount of $8,603 on the February Convertible Note.

	800,000	-

Total	$800,000	$-

Current portion	$800,000	$-
Long-term maturities	-	-
Total	$800,000	$-

Principal	$800,000	$-
Discount	(180,335)	-
Principal net of discount	$619,665	$-

13. Accrued Settlements

On December 31, 2019, the Company accrued the amount of $650,000 in connection with the settlement of a dispute with a former contractor. See note 16. At December 31, 2022, the balance due under this accrued liability was $61,500. During the three months ended March 31, 2023 and 2022, the Company made payments on this accrued liability in the amount of $31,250 and $0, respectively. At March 31, 2023, the amount of $31,250 remains on the Company’s balance sheet as an accrued liability.

On December 31, 2018, the Company accrued the amount of $100,000 in connection with the settlement of a dispute with a former employee. See note 16. During the three months ended March 31, 2023 and 2022, the Company made payments on this accrued liability in the amount of $31,250 and $0, respectively. At March 31, 2023, the amount of $31,250 remains on the Company’s balance sheet as an accrued liability.

On December 31, 2019 the Company accrued $1,582,652 in connection with a vendor dispute. See note 16. At March 31, 2023, the amount of $1,582,652 remains on the Company’s balance sheet as an accrued liability.

14. Stockholders’ Equity

The Company’s authorized capital stock consists of 490,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001, 1,000,000 shares of which are designated as Series A Preferred Stock.

Common Stock

Three months ended March 31, 2023:

On February 24, 2023 the Company completed the Exchange Agreement with pursuant which to the Company issued to the Socialcom shareholders a total of 173,757,921 shares of the Company’s common stock, representing approximately 96% of the outstanding shares of common stock of the Company after giving effect to such issuance, in exchange for all of the shares of Socialcom common stock held by such Socialcom shareholders. As a result of the foregoing, Socialcom became an approximately 96.6% owned subsidiary of the Company. See note 1.

Three months ended March 31, 2022:

None.

Preferred Stock

Series A Convertible Preferred Stock

The Company has designated 1,000,000 shares of Series A Convertible Preferred Stock, par value $0.001. Subject to certain limitations set forth in the Certificate of Designation of the Series A, each share of Series A is convertible into 20 shares of the Company’s common stock. The Series A is non-voting except as may be required by applicable law. The Series A also provides the holders with senior ranking with respect to the Company’s capital stock upon the occurrence of a liquidation, dissolution or winding up, and a liquidation preference in the event of the merger or consolidation of the Company in which the Company is not the surviving entity, the sale of all of the assets of the Company in a transaction which requires stockholder approval or the dissolution or winding up of the Company, in each case at the stated value of $30 per share of Series A.

Three months ended March 31, 2023:

On February 24, 2023, the Company sold 25,000 shares of Series A Preferred Stock at a price of $30.00 per share for cash proceeds of $750,000 in the first tranche of a Securities Purchase Agreement entered into on January 30, 2023. The second tranche, which contemplates the sale of an additional 25,000 shares of Series A Preferred Stock for an additional $750,000 is scheduled to close on May 25, 2023, the 90th day following the closing of the first tranche.

Three months ended March 31, 2022:

None.

Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company as of March 31, 2023:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.035	525,000	3.75	$0.035	525,000	$0.035
$0.086	420,000	7.45	$0.086	269,605	$0.086
$0.088	3,075,625	7.99	$0.088	1,404,087	$0.088
$0.097	5,028,678	9.35	$0.097	429,853	$0.097
$0.104	12,949,212	6.82	$0.104	8,632,803	$0.104
	21,998,515	7.50	$0.097	11,261,348	$0.098

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2021	7,076,563	$0.083
Granted	18,905,390	0.102
Exercised	(1,225)	0.086
Cancelled / Expired	(3,187,188)	0.089
Options outstanding at December 31, 2022	22,793,540	$0.098
Granted	-	-
Exercised	-	-
Cancelled / Expired	(795,025)	0.093
Options outstanding at March 31, 2023	21,998,515	$0.097

During the three months ended March 31, 2023, the Company charged $215,048 to stock based compensation expense, including $215,048 for stock options and $0 for stock awards. During the three months ended March 31, 2022, the Company charged $20,970 to stock based compensation expense, including $12,508 for stock options and $8,462 for stock awards.

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2023 and December 31, 2022 was $4,343,187 and $2,884,456, respectively. Aggregate intrinsic value represents the difference between the fair value of the Company’s stock on the last day of the fiscal period, which was $0.30 and $0.22 as of March 31, 2023 and December 31, 2022, respectively, and the exercise price multiplied by the number of options outstanding.

There were no options valued during the three months ended March 31, 2023. During the year ended December 31, 2022, the Company valued options using the Black-Scholes valuation model utilizing the following variables:

December 31,
2022
Volatility	69.93-79.02%
Dividends	$-
Risk-free interest rates	1.47-4.35%
Expected term (years)	2.77-6.15

15. Income Taxes

The Company uses the asset and liability method to account for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. If a carryforward exists, the Company decides as to whether the carryforward will be utilized in the future. Currently, a valuation allowance is established for all deferred tax assets and carryforwards as their recoverability is deemed to be uncertain. If the Company’s expectations for future operating results at the federal or at the state jurisdiction level vary from actual results due to changes in healthcare regulations, general economic conditions, or other factors, it may need to adjust the valuation allowance, for all or a portion of the Company’s deferred tax assets. The Company’s income tax expense in future periods will be reduced or increased to the extent of offsetting decreases or increases, respectively, in the Company’s valuation allowance in the period when the change in circumstances occurs. These changes could have a significant impact on the Company’s future earnings.

Income tax expense was $0 for the three months ended March 31, 2023, compared to $0 for the three months ended March 31, 2022. The annual forecasted effective income tax rate for 2023 is 0%. The Company has no net operating loss carryforward due to the change of control inherent in the Exchange Agreement (see note 1). The Company has no uncertain tax positions at March 31, 2023 or December 31, 2022.

16. Commitments and Contingencies

In September 2019 there was an allegation of discrimination made by a former consultant. The Company vigorously denies any wrongdoing. See Note 13. The Company has recorded a liability in the amount of $650,000 on the balance sheet related to this matter. During the three months ended March 31, 2023 and 2022, the Company made payments on this accrued liability in the amount of $31,250 and $0, respectively. At March 31, 2023, the amount of $31,250 remains on the Company’s balance sheet as an accrued liability.

In October 2019, there was an allegation of discrimination made by a former employee. The Company vigorously denies any wrongdoing. See Note 13. The Company has recorded a liability in the amount of $100,000 on the balance sheet related to this matter. During the three months ended March 31, 2023 and 2022, the Company made payments on this accrued liability in the amount of $31,250 and $0, respectively. At March 31, 2023, the amount of $31,250 remains on the Company’s balance sheet as an accrued liability.

In June 2019, a former services provider of the Company filed a complaint in the amount of $1,442,441 for amounts due. See Note 13. The Company countersued for breach of agreement. The Company has recorded a liability in the amount of $1,582,652 on the balance sheet at March 31, 2023.

From time to time, the Company has become and may become involved in certain lawsuits and legal proceedings which arise in the ordinary course of business, or current or previous employees, or current or previous directors, or as a result of acquisitions and dispositions or other corporate activities. The Company intends to vigorously defend its positions. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our financial position or our business, and the outcome of these matters cannot be ultimately predicted.

17. Going Concern

As of April 30, 2023, we had unrestricted cash on hand of approximately $956,986. Management believes this amount is not sufficient to meet our operating needs for the next 12 months, and in order to meet our working capital requirements, we will need to either raise sufficient capital and/or increase revenue by executing against our various ongoing strategic growth initiatives while reducing, maintaining, or managing our current expenditures. We will rely on our ability to raise additional capital through the sale of equity securities, ability to draw on our credit facility, and on our existing cash and cash equivalents to meet our working capital requirements for at least the next 12 months.

As of March 31, 2023 and December 31, 2022 we had cash of $1,441,972 and $485,053, respectively, and working capital deficiency of ($3,567,309) and ($3,141,119), respectively. The Company’s working capital position is not sufficient to support the Company’s operations for the 12 months subsequent to the date of this filing. The Company’s ability to continue as a going concern is dependent upon its ability to improve cash flow and the ability to obtain additional financing, including debt and equity offerings. These and other listed factors cause substantial doubt about the Company’s ability to continue as a going concern in the following 12-month period.

18. Related Party Transactions

See Notes 11 and 12 for a description of related party transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business and operations following our recent acquisition of Socialcom, a digital marketing and services company, future trends and operating results of such business, the planned expansion of those operations into new markets and applications, characteristics and trends in the digital marketing industry and the demand for products and services we offer, the need for and use of proceeds from one or more financings for strategic arrangements and partnerships, our future capital needs and ability to obtain financings and liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, working capital sources, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the future impact of the impact of future strains of COVID-19, the Russian invasion of the Ukraine, inflation and Federal Reserve interest rate increases in response thereto on the economy including the potential for a recession and a resulting reduction in prospective target businesses to acquire, and our lack of an operating history and revenue. Further information on the risk factors affecting our business is contained in “Risk Factors” of our Offering Circular on Form 1-A, filed with the SEC on April 19, 2023, as may be amended from time-to-time. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Background of the Company

Vado, through Socialcom, operates as a digital marketing and services company focused on delivering integrated advertising and technology performance solutions to independent agencies and brands through its omnichannel trading desk platform.

During the fiscal year ended December 31, 2021, the Company acquired BigBuzz Marketing Group, a New York based creative digital marketing agency to expand its creative-based product and services offerings, including a focus on organic social content.

During the fiscal year ended December 31, 2022 (“FY 2022”), the Company partnered with The Trade Desk to launch Admatx its self-serve demand side platform (DSP) centered around the principle of democratizing access to enterprise-level adtech by placing control into the hands of the customer without requiring a prohibitive minimum spend or a long-term subscription commitment. Admatx is focused on SMB marketers, looking for an easy-to-use performance DSP without any spend minimums.

Strategic Growth Initiatives

During fiscal year 2022, and continuing into the first quarter of 2023, the Company lost certain key customers and saw decreased spend for certain existing customers, which had a material impact on revenue. We experienced turnover in members of our customer support team during the period, which directly impacted certain client relationships. We also saw an increasing trend toward in-housing of media buying by advertisers as well as increased access to enterprise technology and data-powered buying solutions by agencies, representing a competitive threat to the Company’s value proposition. Other reasons for the decline in revenue include macro-economic factors such as inflationary pressures, the lingering impact of COVID-19 and diminished consumer spending, all contributing to reduced advertising budgets from customers in general.

In response, management has taken steps to (i) improve the employee experience and in turn improve employee retention; and (ii) enhance our product offerings and strengthen our core solutions to the middle market. More specifically, in order to drive increased customer acquisition, the Company is focused on improved market differentiation related to product development and innovation in the key three areas of: (i) predictive analytics, (ii) supply optimization, and (iii) creative automation. Moving forward we intend to advance our industry leading, data-driven approach to the next level, incorporating additional layers of AI, predictive analytics, and automation in the application of data science, audience insights and tech-powered creative, an integrated and holistic system designed to optimize performance in real time for our brand and agency customers. We are further constantly assessing the M&A landscape to identify potential acquisition targets, whether creative or media agencies, with stable customers and revenues, that can drive stronger business outcomes through integrated access to the Socialcom media services solution.

Trends and Uncertainties

Our operations and industry are subject to the following trends and uncertainties:

Seasonality

In the advertising industry, companies commonly experience seasonal fluctuations in revenue. For example, some advertisers may allocate the largest portion of their budgets to the fourth quarter of the calendar year in order to coincide with increased holiday purchasing. Historically, the fourth quarter of the year reflects our highest level of advertising activity and the first quarter reflects the lowest level of such activity. We expect our revenue to continue to fluctuate based on seasonal factors that affect the advertising industry as a whole.

Developments in the Programmatic Advertising Market

Our operating results and prospects will be impacted by the overall adoption of programmatic advertising by inventory owners and content providers, as well as advertisers and the agencies and service providers that represent them. Programmatic advertising has grown rapidly in recent years, and any acceleration or slowing of this growth may affect our operating and financial performance. In addition, even if the programmatic advertising market continues to grow at its current rate, our ability to position ourselves within the market will impact the future growth of our business.

In addition, technological and other changes and developments in the digital ad space will also affect our operations and operating results. For example, many websites including Google are expected to update or alter their privacy settings and practices in the coming years, including by eliminating “cookies” and the collection of personal identifiable information about users, for which we and our industry will need to adjust in order to maintain and grow our operations.

Growth in and Retention of Customers

Our ability to generate and maintain revenue depends on retaining our existing customers and adding new customers. Our customers consist of small-to-medium sized businesses, with spending patterns that can be inconsistent or unpredictable. We also depend on a relatively small number of customers for a large proportion of our revenue streams. As a result, future revenue and growth depends upon our ability to retain our existing customers and to gain a larger amount of their advertising spend through our platform and related services.

Labor Shortages

Because of our focus on digital advertisements and the underlying technology and infrastructure involved in those processes, as well as providing a wide variety of businesses with their digital marketing needs, our operations depend on procuring, training and maintaining skilled personnel to assist us and our customers in fulfilling these demands. In recent periods, macroeconomic factors have contributed to labor shortages in the U.S. across industries. As a result of this and other factors, in FY 2022 the loss of certain personnel, including members of our sales and customer support team, adversely impacted our operating results in that period. If the tightened labor market trend continues in general or for our business in particular, this trend could persist.

Omnichannel Access

Because we assist in the selection and purchase of advertising inventory across a wide variety of formats for our customers, such as display, mobile, video, audio, social and native, our future growth will depend on our ability to maintain and grow the inventory of, and customer spend on, advertising channels. For instance, as we proceed further into the digital age, new channels can arise rapidly and gain popularity within relatively short periods, diverting attention from existing channels and forcing stakeholders in the industry, including us, to adapt quickly. Further, each channel we now or may in the future access to service our customers has its own policies in terms of content and use, and we must continually monitor and adhere to these requirements to continue to access those channels for our customers. We believe that our ability to integrate and offer access to new means of digital communication, such as Connected Television (CTV), digital out-of-home (DOOH), and digital radio advertising inventory and to manage the increased costs that will accompany these developments, will impact the operating results and future growth of our business.

Results of Operations for the Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022

Revenue

Revenue was $3,535,239 for the three months ended March 31, 2023, a decrease of $370,892, or 9.5% compared to revenue of $3,906,131 for the three months ended March 31, 2022. The decrease in revenue was primarily due to a loss of certain key customers and decrease in revenue from certain key customers resulting in part from the loss of key personnel, as well as trends in our industry and the U.S. economy including an increased in-housing of media buying by advertisers and agencies, inflationary pressures, interest rate hikes and recessionary concerns resulting in diminished demand and consumer spending. In response to these developments, management has taken steps to improve the employee experience and in turn improve employee retention, and enhance our product offerings and strengthen our core solutions to the middle market in order to drive increased customer acquisition, improved market differentiation and also campaign performance.

Costs of Revenue

Cost of revenue was $2,339,721 for the three months ended March 31, 2023, a decrease of $392,778, or 14.4% compared to $2,732,499 during the three months ended March 31, 202. The decrease was driven primarily by a corresponding decrease in revenue as detailed above, as well as reduced operational costs related to the delivery of campaigns on lower revenues.

Our gross profit margins were approximately 34% during the three months ended March 31, 2023 compared to 30% during the three months ended March 31, 2022. The increase was driven primarily by reduced operational costs.

Operating Expenses

Operating expenses were $2,556,489  for the three months ended March 31, 2023, a decrease of $60,734, or 2.3%, compared to $2,617,223 during the three months ended March 31, 2022. The decrease was driven primarily by decreases in personnel related expenses related to sales and operations arising from the loss of certain members of those teams.

Other Income (Expense), Net

Other income (expense), consisted of interest expense net of interest income, which was $195,377 during the three months ended March 31, 2023, an increase of $41,820, or 27.2%, compared to interest expense of $153,557 during the three months ended March 31, 2022. The increase was driven primarily by interest expense charges on convertible debt as described above.

Cash Flows from Operating Activities

Our cash flows from operating activities are primarily influenced by growth or decline in operations, increases or decreases in collections from our customers and related payments to suppliers for advertising media and data. Cash flows from operating activities are typically affected by changes in the components of working capital, particularly changes in accounts receivable, accounts payable, and accrued liabilities. Timing differences from cash receipts from customers and payments to suppliers have a significant impact on our cash flows from operating activities. We often pay suppliers in advance of collections from our customers. Our collection and payment cycles can vary from period to period, and we additionally expect seasonality to impact cash flows from operating activities on a quarterly basis during the year.

For the three months ended March 31, 2023, cash used in operating activities of ($1,066,235) resulted primarily from a net loss of ($1,556,348) adjusted for non-cash items totaling $481,031 and a net increase of $9,082 in the components of working capital. The $481,031 in non-cash adjustments to net income are attributable to charges of $215,048 related to employee stock-based compensation, $142,252 for amortization of our office lease, $56,924 for depreciation and amortization, $31,956 for bad debt expense, and $34,851 for amortization of discount on convertible note payable. The change in the components of working capital of $9,082 was due to normal operational fluctuations in current assets and current liabilities.

For the three months ended March 31, 2022, cash used in operating activities of ($1,430,015) resulted primarily from a net loss of ($1,597,148) adjusted for non-cash items totaling $215,657 and a net decrease of ($48,524) in the components of working capital. The $215,657 in non-cash adjustments to net income are attributable to charges of $134,538 for amortization of our office lease, $46,383 for depreciation and amortization, $20,970 related to employee stock-based compensation, and $13,766 for bad debt expense. The change in the components of working capital of ($48,524) during the period was due to normal operational fluctuations in current assets and current liabilities.

Cash Flows from Investing Activities

Our primary investing activities consist primarily of the purchase of fixed assets and costs paid for the development of software to improve our platform. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

For the three months ended March 31, 2023, we used $14,311 of cash in investing activities, consisting of $12,006 invested in capitalized software and $2,305 to purchase fixed assets.

For the three months ended March 31, 2022, we used $19,477 of cash in investing activities, consisting of $16,440 invested in capitalized software and $3,037 to purchase fixed assets.

Cash Flows Provided by Financing Activities

Our financing activities consisted primarily of the sale of common and preferred stock, borrowings and repayments of our debt, proceeds from forgiveness on borrowings, proceeds from the exercise of options issued under our equity compensation plan.

For the three months ended March 31, 2023, cash provided by financing activities of $2,037,465 was due to $800,000 in proceeds from the issuance of convertible notes payable, $750,000 in proceeds from the sale of preferred stock, $500,000 in proceeds from the sale of common stock, partially offset by $12,535 in principle payments on loans.

For the three months ended March 31, 2022, cash used in financing activities of $12,729 was due to $54,470 in proceeds from short-term financing partially offset by $41,741 in principal payments on loans.

Liquidity and Capital Resources

As of April 30, 2023, we have unrestricted cash on hand of approximately $956,986. Management believes this amount is not sufficient to meet our operating needs for the next 12 months, and in order to meet our working capital requirements, we will need to either raise sufficient capital or reduce our expenditures. We will rely on our ability to improve operating cash flow or raise additional capital through the sale of debt or equity securities and draw on our existing credit facility, in addition to our existing cash and cash equivalents to meet our working capital requirements for at least the next 12 months.

The Company’s ability to continue as a going concern is dependent upon its ability to improve cash flow and the ability to obtain additional financing, including potentially through proceeds raised in this offering. These and other factors substantial doubt about the Company’s ability to continue as a going concern in the following 12-month period.

Our recent and potential future financing transactions and outstanding indebtedness are summarized below.

Series A Financings

On September 28, 2021, the Company sold 50,000 shares of Series A to an accredited investor for a total of $100,000 in gross proceeds.

On November 22, 2022, the Company sold 20,000 shares of the Series A to an accredited investor for $40,000 in gross proceeds.

On February 24, 2023, the Company sold 25,000 shares of Series A Preferred Stock at a price of $30.00 per share for cash proceeds of $750,000 In the first tranche of a Securities Purchase Agreement originally entered into on January 30, 2023. The second tranche, which contemplates the sale of an additional 25,000 shares of Series A Preferred Stock for an additional $750,000 is scheduled to close on May 25, 2023, the 90th day following the closing of the first tranche.

Financing Agreements

On June 13, 2019, Socialcom entered into an accounts receivable financing and security agreement (the “Financing Agreement”) with a current maximum amount of Socialcom $3,000,000 and an interest rate of LIBOR plus 7.25% per annum. The Financing Agreement provided for an initial financing fee equal to 1/12th of the facility interest rate and additional monthly financing fees of 1/12th of the facility interest rate. The Financing Agreement is subject to an early termination fee equal to 2% of the maximum amount available under the Financing Agreement. Further, the Financing Agreement provides that Socialcom shall at all times use at least 20% of the maximum amount. The revolving credit facility under the Financing Agreement is secured by the trade accounts receivable of Socialcom and guaranteed by its assets. Upon any event of default, the lender may, among other things, immediately demand repayment of all advanced amounts thereunder. As a result of the judgment rendered in the Zeta litigation disclosed under “Legal Proceedings,” the Financing Agreement is in default, and the Company is in ongoing discussions with the lender to potentially amend the Financing Agreement or obtain waiver of the default. The Financing Agreement provides, among other things, that the lender can immediately terminate the Financing Agreement and demand payment.

On December 31, 2019 Socialcom borrowed $3,000,000 (the “Decathlon Loan”). The Decathlon Loan is due June 30, 2024 and is secured by all the assets of Socialcom. The Decathlon Loan accrues interest at a variable rate based upon internal rate of return targets, which interest multiple is subject to increase by 0.015 upon an event of default. The effective rate of interest for the years ended December 31, 2021 and 2020 was approximately 17%. Repayments are required based upon a fixed percentage of our earned revenue. If not repaid prior the final balance is due on June 13, 2024. The Decathlon Loan is subject to minimum interest that escalates over the term of the loan. At March 31, 2023 and December 31, 2022, the potential liability for unearned minimum interest was $1,565,586 and $1,661,504, respectively. During the three months ended March 31, 2023, the Company made principal and interest payments in the amount $12,535 and $96,113, respectively, on the Decathlon loan. During the three months ended March 31, 2022, the Company made principal and interest payments in the amount $41,741 and $101,116, respectively, on the Decathlon Loan.

Related Party Indebtedness

As disclosed in “Related Party Transactions” and in footnote 11 to our financial statements for FY 2022 and FY 2021, Socialcom has total of $1,100,000 in outstanding related party indebtedness payable to our officers and directors or affiliated entities. $600,000 of this indebtedness accrues interest at 15% per annum and matures in March 2024 with the remaining $500,000 accruing interest at 2.19% per annum and maturing in December 2024.

Litigation Indebtedness

On February 7, 2023, in connection with the Zeta litigation described under “Legal Proceedings,” Socialcom borrowed $800,000 from Kahala19 LLC, an entity controlled by Reeve Benaron, the Company’s director and a principal shareholder. The note accrues interest at 7.25% per annum and matures in December 2024. The interest rate is subject to increase to 18% upon the occurrence of an event of default. In March 2023, we issued Kahala 19 LLC an identical note and it cancelled the Socialcom note. The principal and accrued interest on this note is convertible into the Company’s common stock at a conversion price of approximately $0.233 per share.

SBA Loan

One July 7, 2020 Socialcom borrowed $150,000 pursuant to the Small Business Administration Economic Injury Disaster Loan Program (the “EIDL Loan”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On March 31, 2022, Socialcom borrowed an additional $50,000 under the EIDL Loan. Under the EIDL Loan, payments in the amount of $989 per month are due beginning in January 2023. The term of the EIDL Loan is 30 years, and the annual interest rate is 3.75%. EIDL Loan recipients can apply for, and be granted forgiveness for, all or a portion of loans granted if certain conditions are met. During the years ended December 31, 2022 and 2021, Socialcom accrued interest in the amount of $6,935 and $5,410, respectively, on the EIDL Loan. EIDL Loan amounts in excess of $25,000 are secured by Socialcom’s assets.

General

Historically, we have financed the Company through a combination of debt and equity transactions. To meet future capital requirements, we plan to raise additional capital through the sale of equity securities or through equity-linked or debt-financing arrangements, to the extent our operating cash flow is insufficient to fund our operations in future periods.

On April 19, 2023, the Company filed an Offering Circular on Form 1-A contemplating the sale of up to 10,000,000 shares of its common stock for gross proceeds of up to $10,000,000, before deducting offering expenses, fees and commissions, in an offering exempt from registration under the Securities Act of 1933 as a Tier 2 offering pursuant to Regulation A promulgated thereunder. As of the date of this report, the Offering Circular has not been qualified by the SEC.

There can be no assurances that we will be able to raise additional capital. The inability to raise capital would adversely affect our ability to achieve our business objectives. In addition, if our operating performance during the next 12 months is below our expectations, our liquidity and ability to operate our business could be adversely affected. We continue to monitor macro-economic factors such as inflationary pressures, continued Federal Reserve interest rate hikes and recessionary fears, as well as trends within our industry, all of which may affect our working capital requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Mr. Jason Wulfsohn, our Chief Executive Officer and Mr. Ryan Carhart, our Chief Financial Officer, have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that our disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Socialcom is subject to the following material litigation:

Zeta Global Corp. (“Zeta”) filed a complaint against Socialcom arising from a contract dispute for outstanding accounts payable of approximately $1.3 million. Socialcom filed a cross-complaint against the plaintiff seeking breach of contract and business tort damages. Zeta Global Corp. v Socialcom, Inc., Los Angeles Superior Court Case No. 19SMCV01066. The Court rendered a final decision in January 2023 following a bench trial, with the plaintiff entitled to recover $2,144,652 on its complaint ($1.2 million plus interest), and Socialcom entitled to recover $562,000 on its cross-complaint as an offset, with a final judgment entered by the Court against Socialcom in February 2023. Later in February 2023 Socialcom appealed, and its former principal shareholder has lent $800,000 to act as an appeal bond which will stay enforcement of the adverse judgement.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished Herewith
Exhibit #	Exhibit Description	Form	Date	Number
3.1(a)	Articles of Incorporation	S-1	01/18/18	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation	10-Q	07/15/20	3.1B
3.1(c)	Certificate of Amendment to Articles of Incorporation	8-K	04/01/21	3.1
3.1(d)	Certificate of Amendment to Articles of Incorporation	10-Q	10/12/21	3.1D
3.2	Amended and Restated Bylaws	8-K	05/29/20	3.1
10.1	Form of Amended and Restated Stock Purchase Agreement	8-K	11/29/22	10.1
10.2	Form of Amended and Restated Share Exchange Agreement*	8-K	2/21/23	10.1
10.3	Form of Amended and Restated Stock Purchase Agreement*	8-K	2/21/23	10.2
10.4	Form of Amended and Restated Investor Rights Agreement*	8-K	2/21/23	10.3
4.1	Certificate of Designations of Series A Convertible Preferred Stock	8-K	06/29/20	4.1
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed
31.2	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				Filed
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Certain schedules and exhibits to this agreement have been omitted. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vado Corp.

Dated: May 15, 2023	By:	/s/ Jason Wulfsohn
Jason Wulfsohn, Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2023	By:	/s/ Ryan Carhart
Ryan Carhart, Chief Financial Officer (Principal Financial Officer)