Form 10-Q
period 2023-06-30
Vado Corp.
filed 2023-08-17
CIK 1700849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 11, 2023: 182,435,898
Common Stock, $0.001

Vado Corp.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Vado Corp.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash	$1,402,754	$485,053
Investments - restricted	1,003,075	-
Accounts receivable, net	2,514,880	2,080,758
Other current assets	493,988	245,486
Total current assets	5,414,697	2,811,297

Property and equipment, net of accumulated depreciation of $162,596 and $152,058	28,167	32,976
Right of use operating leases, net	294,809	581,352
Intangible assets -amortizable	201,897	286,801
Total Assets	$5,939,570	$3,712,426

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	3,154,777	2,272,119
Acquisition liabilities	87,500	162,500
Deferred revenue	317,566	72,630
Lease liability, operating leases, current	319,705	631,144
Accrued settlement	2,476,926	1,707,652
Loans payable, current	423,290	348,945
Loans payable, related party, current	927,771	757,426
Convertible notes payable, related party, current, net of discount	679,005	-
Total current liabilities	8,386,540	5,952,416

Loans payable	2,029,933	2,127,836
Notes payable, related party, net of discount	172,229	342,574
Convertible notes payable, related party, net of discount	990,557	-
Total Liabilities	11,579,259	8,422,826

Commitments and contingencies	-	-

Stockholders' equity (deficit)
Common stock, $0.001 par value, 490,000,000 shares authorized, 182,435,898 and 173,757,921 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	182,436	173,758
Preferred stock, Series A; $0.001 par value, 1,000,000 shares authorized, 223,333 and 170,000 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	223	170
Additional paid-in capital	4,796,831	1,793,966
Accumulated deficit	(10,619,179)	(6,678,294)
Total stockholders' equity (deficit)	(5,639,689)	(4,710,400)

Total liabilities and stockholders' equity (deficit)	$5,939,570	$3,712,426

The accompanying notes are an integral part of these financial statements.

Vado Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$3,780,310	$4,576,799	$7,315,549	$8,482,930
Cost of revenue	2,717,619	3,033,328	5,057,340	5,765,777
Gross Profit	1,062,691	1,543,471	2,258,209	2,717,153

Operating expenses:
Selling, general and administrative	2,302,702	2,649,904	4,859,191	5,267,127
Legal settlement	894,274	-	894,274	-

Total operating expenses	3,196,976	2,649,904	5,753,465	5,267,127

Net operating loss	(2,134,285)	(1,106,433)	(3,495,256)	(2,549,974)

Other expense:
Interest expense, net of interest income	(250,252)	(150,156)	(445,629)	(303,713)
Total other expense	(250,252)	(150,156)	(445,629)	(303,713)

Net loss before provision for income taxes	(2,384,537)	(1,256,589)	(3,940,885)	(2,853,687)

Provision for income taxes	-	-	-	-

Net loss	$(2,384,537)	$(1,256,589)	$(3,940,885)	$(2,853,687)

Net loss per share - basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Net loss per share - diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding – basic	182,435,898	168,579,889	180,561,471	168,579,889

Weighted average shares outstanding – diluted	182,435,898	168,579,889	180,561,471	168,579,889

The accompanying notes are an integral part of these financial statements.

Vado Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(3,940,885)	$(2,853,687)
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Stock based compensation	417,242	52,512
Amortization of discount on investment	(2,289)	-
Depreciation and amortization	112,992	95,257
Amortization of ROU asset	286,543	270,962
Amortization of discount on convertible note payable	110,248	-
Provision for doubtful accounts	93,882	99,092
Changes in assets and liabilities:
Accounts receivable	(528,004)	1,131,300
Other current assets	(148,502)	9,732
Accounts payable	836,326	(565,794)
Deferred revenue	244,936	(142,578)
Acquisition liability	(75,000)	(75,000)
Accrued settlement	769,274	(500,000)
Operating lease liability	(311,439)	(288,119)
Net cash (used in) provided by operating activities	(2,134,676)	(2,766,323)

INVESTING ACTIVITIES
Cash paid for fixed assets	(4,979)	(12,132)
Cash paid for development of intangible assets	(18,300)	-
Investment in securities	(1,000,786)	-
Net cash provided by (used in) investing activities	(1,024,065)	(12,132)

FINANCING ACTIVITIES
Proceeds from sale of common stock	500,000	-
Proceeds from notes payable - related parties	-	500,000
Proceeds from EIDL Loan	-	50,000
Proceeds from convertible notes payable - related parties	2,100,000	-
Issuance of Series A Preferred Stock for cash	1,500,000	-
Principal payments on loan payable	(23,558)	(67,407)
Net cash provided by (used in) financing activities	4,076,442	482,593

Net increase in cash and cash equivalents	917,701	(2,295,862)

Cash and cash equivalents at beginning of period	485,053	3,536,384

Cash and cash equivalents at end of period	$1,402,754	$1,240,522

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$238,574	$228,510
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
	$-	$-

The accompanying notes are an integral part of these financial statements.

Vado Corp.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2023 and 2022

	Common Stock		Preferred Stock Series A		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2022	168,579,889	$168,580	150,000	$150	$388,212	$(3,472,773)	$(2,915,831)
Issuance of restricted stock awards to employee	193,393	193	-	-	(193)	-	-
Vesting of stock options	-	-	-	-	31,542	-	31,542
Net loss for the three months ended June 30, 2022	-	-	-	-	-	(1,256,589)	(1,256,589)
Balance, June 30, 2022	168,773,282	$168,773	150,000	$150	$419,561	$(4,729,312)	$(4,140,828)

Balance, December 31, 2021	168,579,889	$168,580	150,000	$150	$367,242	$(1,875,625)	$(1,339,653)
Issuance of restricted stock awards to employee	193,393	193	-	-	(193)	-	-
Vesting of stock options	-	-	-	-	52,512	-	52,512
Net loss for the six months ended June 30, 2022	-	-	-	-	-	(2,853,687)	(2,853,687)
Balance, June 30, 2022	168,773,282	$168,773	150,000	$150	$419,561	$(4,729,312)	$(4,140,828)

Balance, March 31, 2023	182,435,898	$182,436	195,000	$195	$3,419,675	$(8,234,642)	$(4,632,336)
Share based compensation	-	-	-	-	202,184	-	202,184
Issuance of shares to service provider	-	-	3,333	3	99,997	-	100,000
Sale of Series A Preferred Stock for cash	-	-	25,000	25	749,975	-	750,000
Discount on convertible notes payable	-	-	-	-	325,000	-	325,000
Net loss for the three months ended June 30, 2023	-	-	-	-	-	(2,384,537)	(2,384,537)
Balance, June 30, 2023	182,435,898	$182,436	$223,333	$223	$4,796,831	$(10,619,179)	$(5,639,689)

Balance, December 31, 2022	173,757,921	$173,758	170,000	$170	$1,793,966	$(6,678,294)	$(4,710,400)
Effect of reverse merger	6,985,500	6,986	-	-	(53,308)	-	(46,322)
Share based compensation	-	-	-	-	417,232	-	417,232
Issuance of shares to service provider	-	-	3,333	3	99,997	-	100,000
Sale of common stock for cash	1,692,477	1,692	-	-	498,308	-	500,000
Sale of Series A Preferred Stock for cash	-	-	50,000	50	1,499,950	-	1,500,000
Discount on convertible notes payable	-	-	-	-	540,686	-	540,686
Net loss for the six months ended June 30, 2023	-	-	-	-	-	(3,940,885)	(3,940,885)
Balance, June 30, 2023	182,435,898	$182,436	223,333	$223	$4,796,831	$(10,619,179)	$(5,639,689)

The accompanying notes are an integral part of these financial statements.

VADO CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

1. Organization and Business

Vado Corp. (“Vado” or the “Company”) is a Nevada corporation established on February 10, 2017. On February 24, 2023 the Company completed a share exchange agreement (the “Exchange Agreement”) with Socialcom, Inc, a California corporation (“Socialcom”) and the shareholders of Socialcom (the “Closing”). Pursuant to the closing of the Exchange Agreement, the Company issued to the Socialcom shareholders a total of 173,757,921 shares of the Company’s common stock, representing approximately 96% of the outstanding shares of common stock of the Company after giving effect to such issuance, in exchange for all of the shares of Socialcom common stock held by such Socialcom shareholders. The net amount of 6,985,500 shares of the Company’s common stock were held by the previous Vado Corp. shareholders subsequent to the Exchange Agreement. Following the Closing, in May 2023 the Company issued a total of 6,015,757 shares of common stock in exchange for 687,515 shares of Socialcom common stock held by the then minority shareholders of Socialcom. As a result of the foregoing Socialcom became a wholly-owned (rather than a 96.6% owned) subsidiary of the Company. As a result of the Closing, Socialcom became an approximately 96% owned subsidiary of the Company. The Company acquired no assets and $46,322 of liabilities in connection with the Exchange Agreement. Following the closing, the Company through Socialcom operates as a digital marketing and services company focused on delivering integrated advertising and technology performance solutions to independent agencies and brands through its omnichannel trading desk platform.

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

The unaudited interim condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended December 31, 2022 of Socialcom, which was the accounting acquirer in the February 2023 share exchange described above as Vado was a shell company with no operations at the time of the closing of the share exchange. Such audited Socialcom financial statements are included in the Company’s Offering Statement on Form 1-A originally filed with the SEC on April 19, 2023, as amended on July 25, 2023 and as may be amended from time-to-time.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash of $1,402,754 and $485,053 and no cash equivalents as of June 30, 2023 and December 31, 2022, respectively.

Restricted Investment

The Company has a restricted investment in the amount of $1,003,075 in connection with a complaint filed by a former services provider of the Company in the amount of $1,442,441 for amounts due. The restricted investment is held in the form of a United States Treasury Bill which matures on May 16, 2024. It is the Company’s intention to hold this investment to maturity. See notes 13 and 16.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles including goodwill for impairment on an annual basis utilizing the guidance set forth in the Statement of Financial Accounting Standards Board ASC 350 “Intangibles – Goodwill and Other” and ASC 360 “Property, Plant, and Equipment.” At June 30, 2023 and December 31, 2022, the net carrying value of intangible assets on the Company’s balance sheet was $201,897 and $286,801, respectively.

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

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred. Total recognized advertising and marketing expenses were $78,203 and $203,971 for the six months ended June 30, 2023 and 2022, respectively.

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

Deferred Revenue

Certain customer arrangements in the Company's business result in deferred revenues when cash payments are received in advance of performance.

The following table represents the changes in deferred revenue as reported on the Company’s consolidated balance sheets:

Balance acquired as of December 31, 2021	$202,406
Cash payments received	584,217
Net sales recognized	(726,795)
Balance as of June 30, 2022	$59,828

Balance acquired as of December 31, 2022	72,630
Cash payments received	1,340,290
Net sales recognized	(1,095,354)
Balance as of June 30, 2023	$317,566

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

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options to purchase common stock. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period. At June 30, 2023 and December 31, 2022, the Company had the following potentially dilutive instruments outstanding: a total of 21,324,765 and 22,793,540 shares, respectively, issuable upon the exercise of stock options.

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculations. At June 30, 2023 and 2022, 21,324,765 and 22,793,540 stock options, respectively, are excluded from the calculation of fully-diluted shares outstanding.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock, as well as amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard was effective for us on January 1, 2022. The adoption of this standard did not have a material effect on our consolidated financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3. Accounts Receivable

Accounts receivable, net was $2,514,880 and $2,080,758 at June 30, 2023 and December 31, 2022, respectively. During the six months ended June 30, 2023 and 2022, the Company charged the amount of $93,882 and $99,092, respectively, to bad debt expense. At June 30, 2023 and December 31, 2022, the Company maintained a reserve for doubtful accounts in the amount of $194,044 and $224,974, respectively.

On June 13, 2019, the Company entered into an accounts receivable financing and security agreement (the “Financing Agreement”) in the maximum amount of $10,000,000 whereby the Company would be advanced 85% of the gross value of accounts receivable invoices submitted to the lender for purchase. The cost of the financing consists of (i) an initial financing fee equal to one-twelfth of the net amount advanced multiplied by the facility rate, initially defined as LIBOR plus 6.5% per annum (the “Facility Rate”), and (ii) an additional financing fee consisting of one-twelfth of the amount advanced, prorated on a daily rate, multiplied by the Facility Rate. On June 11, 2021, the maximum amount available under the Financing Agreement was reduced to $5,000,000, and on June 8, 2022, the maximum amount available under the Financing Agreement was reduced to $3,000,000 and the Facility Rate was increased to LIBOR plus 7.25% per annum. During the six months ended June 30, 2023 and 2022, the Company charged to interest expense the amount of $56,144 and $51,820, respectively, pursuant to the Financing Agreement.

Accounts receivable, net consisted of the following at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Accounts receivable	$2,451,911	$2,048,001
Due under Financing Agreement, net	257,013	257,731
Allowance for doubtful accounts	(194,044)	(224,974)
Total	$2,514,880	$2,080,758

4. Other Current Assets

Other current assets consisted of the following at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Deposits	$39,792	174,092
Prepaid expenses	454,196	71,394
Total	$493,988	$245,486

5. Property and Equipment

Property and equipment consisted of the following at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Computer equipment	$144,872	$139,143
Leasehold improvements	45,891	45,891
Less: accumulated depreciation	(162,596)	(152,058)
Property and equipment, net	$28,167	$32,976

The Company made payments in the amounts of $4,979 and $12,132 for property and equipment during the six months ended June 30, 2023 and 2022, respectively. Depreciation expense was $3,908 and $6,485 for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense was $9,788 and $12,663 for the six months ended June 30, 2023 and 2022, respectively.

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

The Company began to capitalize the costs of development of internal use software in August 2021, and software was first placed into service in May, 2022. During the year ended December 31, 2022, the Company capitalized $89,094 of costs to develop internal use software, placed $123,937 of costs to develop internal use software into service, and amortized the amount of $19,969. During the six months ended June 30, 2023, the Company capitalized $18,300 of costs to develop internal use software, placed $22,413 of costs to develop internal use software into service, and amortized the amount of $22,793.

The Company has $4,053 and $8,611 in capitalized software costs that have not yet been placed into service at June 30, 2023 and December 31, 2022, respectively.

Intangible assets consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023
		Accumulated
	Gross	Amortization	Net
Customer lists	$482,462	$(388,650)	$93,812
Internal use software	150,848	(42,763)	108,085
Total	$633,310	$(431,413)	$201,897

	December 31, 2022
		Accumulated
	Gross	Amortization	Net
Customer lists	$482,462	$(308,240)	$174,222
Internal use software	132,548	(19,969)	112,579
Total	$615,010	$(328,209)	$286,801

The Company amortized the amount of $51,860 and $42,390 during the three months ended June 30, 2023 and 2022, respectively. The Company amortized the amount of $103,204 and $82,595 during the six months ended June 30, 2023 and 2022, respectively.

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

At June 30, 2023 and December 31, 2022, the Company had total right of use assets of $294,809 and $581,352, respectively, and lease liabilities of $319,705 and $631,144, respectively, which were included in the Company’s balance sheets. Right to use assets – operating leases are summarized below:

	June 30, 2023	December 31, 2022
Administrative office	$294,809	$581,352
Right to use assets, net	$294,809	$581,352

Operating lease liabilities are summarized below:

	June 30, 2023	December 31, 2022
Administrative office	$319,705	$631,144
Lease liability	$319,705	$631,144
Less: current portion	(319,705)	(631,144)
Lease liability, non-current	$-	$-

The Company’s lease expense was entirely comprised of operating leases. Lease expense for the six months ended June 30, 2023 and 2022 was $300,425 and $299,721, respectively. The Company’s right of use (“ROU”) asset amortization for the six months ended June 30, 2023 and 2022 was $144,291 and $136,424, respectively; the difference between the lease expense and the associated ROU asset amortization consists of interest.

Maturity analysis under these lease agreements are as follows:

For the twelve months ended June 30, 2024	$324,618
Less: Present value discount	(4,913)
Lease liability	$319,705

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at June 30, 2023 and December 31, 2022:

	June 30,	December 31,
	2023	2022
Trade accounts payable	$2,043,276	$1,585,352
Credit cards payable	768,720	371,773
Accrued payroll and payroll taxes	251,748	261,535
Accrued interest	91,033	53,459
Total	$3,154,777	$2,272,119

9. Acquisition Liabilities

In January 2021 the Company recorded a liability in the amount of $475,000 in connection with the acquisition of the BigBuzz Customer Lists (see note 6), which consisted of a three-year employment agreement for each of the two founders of BigBuzz. As this was an acquisition of only certain assets consisting of customer contracts and customer lists (see note 6), no other assets were acquired that would give rise to acquisition related liabilities; there were no requirements to hire any other employees as part of the asset acquisition. The Company paid $25,000 of this amount on February 2, 2021; the remainder is payable at the rate of $12,500 per month through January 31, 2024. During the six months ended June 30, 2023 and 2022, the Company paid the amount of $75,000 in connection with this liability.

10. Loans Payable

	June 30, 2023	December 31, 2022

Loan payable to Decathlon dated December 31, 2019 (the “Decathlon Loan”) in the principal amount of $3,000,000. The Decathlon Loan is due June 30, 2024 and is collateralized by all the assets of the Company. The Decathlon Loan accrues interest at a variable rate based upon internal rate of return targets. The effective rate of interest for the year ended December 31, 2022 and the six months ended June 30, 2023 was approximately 17%. There are no restrictive covenants in the loan and it is not convertible. Repayments are required based upon a fixed percentage of our earned revenue. If not repaid prior the final balance is due on June 13, 2024. The Decathlon Loan is subject to minimum interest that escalates over the term of the loan. At June 30, 2023 and December 31, 2022, the potential liability for unearned minimum interest was $1,469,176 and $1,661,504, respectively. During the six months ended June 30, 2023, the Company made principal and interest payments in the amount $23,558 and $139,754, respectively, on the Decathlon loan. During the six months ended June 30, 2022, the Company made principal and interest payments in the amount $67,407 and $203,043, respectively, on the Decathlon loan.

	$2,253,223	$2,276,781

Loan payable to the US Small Business Administration (the “EIDL Loan”) dated July 7, 2020 pursuant to the Small Business Administration Economic Injury Disaster Loan Program (the “EIDL”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the original principal amount of $150,000. Effective March 31, 2022, the Company borrowed an additional $50,000 under the EIDL Loan and the balance due was amended to $200,000. Interest payments in the amount of $989 per month were due beginning in January 2023. The term of the EIDL Loan is 30 years, and the annual interest rate is 3.75%. EIDL Loan recipients can apply for, and be granted forgiveness for, all or a portion of loans granted. During the six months ended June 30, 2023 and 2022, the Company accrued interest in the amount of $3,740 and $3,154, respectively, on the EIDL Loan.

	200,000	200,000

Total	$2,453,223	$2,476,781

Current portion	$423,290	$348,945
Long-term maturities	2,029,933	2,127,836
Total	$2,453,223	$2,476,781

Aggregate maturities of long-term notes payable as of June 30, 2023 are as follows:

For the twelve months ended June 30,

2024	$423,290
2025	1,829,932
2026	-
2027	4,448
2028 and thereafter	195,552
Total	$2,453,222

11. Loans Payable – Related Parties

	June 30, 2023	December 31, 2022
Loan payable to an entity affiliated to Jason Wulfsohn, the Company’s CEO and a director, originally dated March 21, 2020 and renewed March 21, 2021, March 21, 2022, and March 21, 2023 in the amount of $300,000 bearing interest at the rate of 15% and due March 21, 2024 (the “Wulfsohn Related Party Loan”). During the three months ended June 30, 2023 and 2022, the Company made interest payments of $11,250 on the Wulfsohn Related Party Loan. During the six months ended June 30, 2023 and 2022, the Company made interest payments of $22,500 on the Wulfsohn Related Party Loan.	$300,000	$300,000

Loan payable to an entity affiliated to Reeve Benaron, the Company’s Chairman, originally dated March 21, 2020 and renewed March 21, 2021, and March 21, 2022, and March 11, 2023 in the amount of $300,000 bearing interest at the rate of 15% and due March 21, 2024 (the “Benaron Related Party Loan”). During the three months ended June 30, 2023 and 2022, the Company made interest payments of $11,250 on the Benaron Related Party Loan. During the six months ended June 30, 2023 and 2022, the Company made interest payments of $22,500 on the Benaron Related Party Loan.	300,000	300,000

Loan payable to Reeve Benaron, the Company’s Chairman and a principal stockholder, dated June 20, 2022 in the amount of $500,000 bearing interest at the rate of 2.19% and due December 31, 2024 (the “Benaron Loan”). The Benaron Loan is payable in eighteen monthly installments of $28,889 beginning on July 20, 2023. During the three months ended June 30, 2023 and 2022 the Company accrued interest in the amount of $2,781 and $0, respectively, on the Benaron Loan. During the six months ended June 30, 2023 and 2022 the Company accrued interest in the amount of $5,518 and $0, respectively, on the Benaron Loan.

	500,000	500,000

Total	$1,100,000	$1,100,000

Current portion	$927,771	$757,426
Long-term maturities	172,229	342,574
Total	$1,100,000	$1,100,000

Aggregate maturities of loans payable – related parties as of June 30, 2023 are as follows:

For the six months ended June 30,

2024	$927,771
2025	172,229
Total	$1,100,000

12. Convertible Note Payable – Related Party

	June 30, 2023	December 31, 2022

Convertible promissory note payable to an entity affiliated to Reeve Benaron, the Company’s Chairman and a principal shareholder, dated February 7, 2023 in the amount of $800,000 bearing interest at the rate of 7.25% and due December 31, 2023 (the “February Convertible Note”). The February Convertible Note is convertible into common stock of the Company at a price of $2.04 per share. The Company recorded a beneficial conversion feature in the amount $215,686 in connection with the February Convertible Note; during the three and six months ended June 30, 2023, $59,840 and $94,692, respectively, of the discount was amortized to interest expense. During the three and six months ended June 30, 2023, the Company accrued interest in the amount of $14,936 and $23,518, respectively, on the February Convertible Note.

	800,000	-

Convertible promissory note payable to an entity affiliated to Jason Wulfsohn, the Company’s CEO and a director, dated May 12, 2023, in the amount of $1,300,000 bearing interest at the rate of 7.25% and due December 31, 2025 (the “May Convertible Note”). The May Convertible Note is convertible into common stock of the Company at a price of $0.32 per share. The Company recorded a beneficial conversion feature in the amount $325,000 in connection with the May Convertible Note. During the three and six months ended June 30, 2023, $15,556 of the discount was amortized to interest expense. During the three and six months ended June 30, 2023, the Company accrued interest in the amount of $12,136 on the May Convertible Note.

	1,300,000	-

Total	$2,100,000	$-

Current portion	$800,000	$-
Long-term maturities	1,300,000	-
Total	$2,100,000	$-

Principal	$2,100,000	$-
Discount	(430,438)	-
Principal net of discount	$1,669,562	$-

13. Accrued Settlements

On December 31, 2019, the Company accrued the amount of $650,000 in connection with the settlement of a dispute with a former contractor. See note 16. At December 31, 2022, the balance due under this accrued liability was $62,500. During the six months ended June 30, 2023 and 2022, the Company made payments on this accrued liability in the amount of $62,500 and $0, respectively. At June 30, 2023, the amount of $0 remains on the Company’s balance sheet as an accrued liability.

On December 31, 2018, the Company accrued the amount of $100,000 in connection with the settlement of a dispute with a former employee. See note 16. During the six months ended June 30, 2023 and 2022, the Company made payments on this accrued liability in the amount of $62,500 and $0, respectively. At June 30, 2023, the amount of $0 remains on the Company’s balance sheet as an accrued liability.

On December 31, 2019 the Company accrued $1,582,652 in connection with a vendor dispute. During the three months ended June 30, 2023, the Company accrued an additional $894,274 pursuant to this dispute. See note 16. At June 30, 2023, the amount of $2,476,926 remains on the Company’s balance sheet as an accrued liability. The Company has investments in the amount of $1,003,075 on its balance sheet at June 30, 2023 for the purpose of funding a surety bond in connection with this liability. See note 16.

14. Stockholders’ Equity

The Company’s authorized capital stock consists of 490,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001, 1,000,000 shares of which are designated as Series A Preferred Stock.

Common Stock

Six months ended June 30, 2023:

On January 30, 2023, Socialcom sold 1,692,477 shares of common stock at a price of $0.295 per share for cash in the amount of $500,000. These shares of Socialcom common stock were later exchanged for Vado common stock at a ratio of one-for-8.75 pursuant to the Exchange Agreement described in the paragraph that immediately follows.

On February 24, 2023 the Company completed the Exchange Agreement with pursuant which to the Company issued to the Socialcom shareholders a total of 173,757,921 shares of the Company’s common stock, representing approximately 96% of the outstanding shares of common stock of the Company after giving effect to such issuance, in exchange for all of the shares of Socialcom common stock held by such Socialcom shareholders. As a result of the foregoing, Socialcom became an approximately 96.6% owned subsidiary of the Company. Following the Closing, in May 2023 the Company issued a total of 6,015,757 shares of common stock in exchange for 687,515 shares of Socialcom common stock held by the then minority shareholders of Socialcom. As a result of the foregoing Socialcom became a wholly-owned (rather than a 96.6% owned) subsidiary of the Company.  See note 1.

Six months ended June30, 2022:

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

Six months ended June 30, 2023:

On February 24, 2023, the Company sold 25,000 shares of Series A Preferred Stock at a price of $30.00 per share for cash proceeds of $750,000 in the first tranche of a Securities Purchase Agreement entered into on January 30, 2023. On May 25, 2023, the Company sold an additional 25,000 shares of Series A Preferred stock for cash proceeds of $750,000.

On June 1, 2023, the Company issued 3,333 shares of Series A Preferred Stock to a service provider with a fair value of $30 per shares. The amount of $100,000 was charged to prepaid expenses and will be amortized over the one year term of the agreement. During the three months ended June 30, 2023, the company charged to operations the amount of $3,333 in connection with this transaction.

Six months ended June 30, 2022:

None.

Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company as of June 30, 2023:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.035	525,000	3.50	$0.035	525,000	$0.035
$0.086	411,250	7.21	$0.086	282,730	$0.086
$0.088	2,988,125	7.74	$0.088	1,534,514	$0.088
$0.097	4,451,178	9.10	$0.097	563,282	$0.097
$0.104	12,949,212	6.57	$0.104	11,870,110	$0.104
	21,324,765	7.20	$0.097	14,775,636	$0.099

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2021	7,076,563	$0.083
Granted	18,905,390	0.102
Exercised	(1,225)	0.086
Cancelled / Expired	(3,187,188)	0.089
Options outstanding at December 31, 2022	22,793,540	$0.098
Granted	-	-
Exercised	-	-
Cancelled / Expired	(1,468,775)	0.091
Options outstanding at June 30, 2023	21,324,765	$0.097

During the three months ended June 30, 2023, the Company charged $202,194 to stock based compensation expense for stock options. During the three months ended June 30, 2022, the Company charged $20,970 to stock based compensation expense, including $12,508 for stock options and $8,462 for stock awards.

During the six months ended June 30, 2023, the Company charged $417,242 to stock based compensation expense for stock options. During the six months ended June 30, 2022, the Company charged $52,512 to stock based compensation expense, including $44,050 for stock options and $8,462 for stock awards.

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2023 and December 31, 2022 was $4,443,397 and $2,884,456, respectively. Aggregate intrinsic value represents the difference between the fair value of the Company’s stock on the last day of the fiscal period, which was $0.40 and $0.22 as of June 30, 2023 and December 31, 2022, respectively, and the exercise price multiplied by the number of options outstanding.

There were no options valued during the six months ended June 30, 2023. During the year ended December 31, 2022, the Company valued options using the Black-Scholes valuation model utilizing the following variables:

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

Income tax expense was $0 for the six months ended June 30, 2023, compared to $0 for the six months ended June 30, 2022. The annual forecasted effective income tax rate for 2023 is 0%. The Company has no net operating loss carryforward due to the change of control inherent in the Exchange Agreement (see note 1). The Company has no uncertain tax positions at June 30, 2023 or December 31, 2022.

16. Commitments and Contingencies

In September 2019 there was an allegation of discrimination made by a former consultant. The Company vigorously denies any wrongdoing. See Note 13. The Company has recorded a liability in the amount of $650,000 on the balance sheet related to this matter. During the six months ended June 30, 2023 and 2022, the Company made payments on this accrued liability in the amount of $62,500 and $0, respectively. At June 30, 2023, the amount of $0 remains on the Company’s balance sheet as an accrued liability.

In October 2019, there was an allegation of discrimination made by a former employee. The Company vigorously denies any wrongdoing. See Note 13. The Company has recorded a liability in the amount of $100,000 on the balance sheet related to this matter. During the six months ended June 30, 2023 and 2022, the Company made payments on this accrued liability in the amount of $62,500 and $0, respectively. At June 30, 2023, the amount of $0 remains on the Company’s balance sheet as an accrued liability.

In June 2019, a former services provider of the Company filed a complaint in the amount of $1,442,441 for amounts due. See Note 13. The Company countersued for breach of agreement. During the three months ended June 30, 2023, the Company accrued an additional $894,274 pursuant to this dispute as a result a claim for an additional liability and a judgment for court costs against the Company. The company plans to appeal this judgement which the Company believes is unlawful. The Company has recorded a liability in the amount of $2,476,926 on the balance sheet at June 30, 2023 in connection with this complaint. The Company has restricted cash in the amount of $1,003,075 for purposes of funding a surety bond in connection with this complaint. See note 13.

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

17. Going Concern

As of June 30, 2023, we had unrestricted cash on hand of $1,402,754 and a working capital deficit of $2,971,843. Management believes this amount is not sufficient to meet our operating needs for the 12 months subsequent to the date of this filing. In order to meet our working capital requirements, we will need to either raise sufficient capital and/or increase revenue by executing against our various ongoing strategic growth initiatives while continuing to actively reduce, maintain, or manage our current expenditures. The Company’s ability to continue as a going concern is dependent upon its ability to improve cash flow and the ability to obtain additional financing, including debt and equity offerings. These and other listed factors cause substantial doubt about the Company’s ability to continue as a going concern.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the future impact of the Russian invasion of the Ukraine, inflation and Federal Reserve interest rate increases in response thereto on the economy including the potential for a recession and a resulting reduction in  demand for our offerings, declines in expenditures for digital marketing campaigns and a trend towards in-housing those functions,  our limited operating history and revenue, our ability to effectively navigate challenges posed by the complex industries we serve including the potential for rapid and unpredictable technological change, regulatory burdens and an intense competitive environment, and the delay in the launch of our Regulation A offering and any inability to raise sufficient capital therefrom. Further information on the risk factors affecting our business is contained in “Risk Factors” of our Offering Circular on Form 1-A, filed with the SEC on April 19, 2023, as amended on July 25, 2023 and as may be further amended from time-to-time. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

Strategic Growth Initiatives

During fiscal year 2022, and continuing into the first half of 2023, the Company lost certain key customers and saw decreased spend for certain existing customers, which had a material impact on revenue. We experienced turnover in members of our customer support team during the period, which directly impacted certain client relationships. We also saw an increasing trend toward in-housing of media buying by advertisers as well as increased access to enterprise technology and data-powered buying solutions by agencies, representing a competitive threat to the Company’s value proposition. Other reasons for the decline in revenue include macro-economic factors such as inflationary pressures and increased interest rates in response, economic uncertainty and diminished consumer spending, all contributing to reduced advertising budgets from customers in general.

In response, management has taken steps to (i) improve the employee experience and in turn improve employee retention; and (ii) enhance our product offerings and strengthen our core solutions to the middle market. More specifically, in order to drive increased customer acquisition, the Company is focused on improved market differentiation related to product development and innovation in the key three areas of: (i) predictive analytics, (ii) supply optimization, and (iii) creative automation. In the second quarter we have developed an industry leading, data-driven addition to our tech stack, successfully incorporating several layers of artificial intelligence (AI), predictive analytics, and automation in the application of data science, audience insights and tech-powered creative, an integrated and holistic system designed to optimize performance in real time for our brand and agency customers. We are currently taking this solution actively to market, for both existing and new customers, through ongoing various sales and marketing activities. We are further constantly assessing the mergers and acquisitions (M&A) landscape to identify potential acquisition targets, whether creative or media agencies, with stable customers and revenues, that can drive stronger business outcomes through integrated access to the Socialcom media services solution.

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

Results of Operations for the Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022

Revenue

Revenue was $3,780,310 for the three months ended June 30, 2023, a decrease of $796,489, or 17.4% compared to revenue of $4,576,799 for the three months ended June 30, 2022. The decrease in revenue was primarily due to a loss of certain key customers and decrease in revenue from certain key customers resulting in part from the loss of key personnel, as well as trends in our industry and the U.S. economy including an increased in-housing of media buying by advertisers and agencies, inflationary pressures, interest rate hikes and recessionary concerns resulting in diminished demand and consumer spending. In response to these developments, management has taken steps to improve the employee experience and in turn improve employee retention, and enhance our product offerings and strengthen our core solutions to the middle market in order to drive increased customer acquisition, improved market differentiation and also campaign performance.

Costs of Revenue

Cost of revenue was $2,717,619 for the three months ended June 30, 2023, a decrease of $315,709, or 10.4% compared to $3,033,328 during the three months ended June 30, 2022. The decrease was driven primarily by a corresponding decrease in revenue as detailed above, as well as reduced operational costs related to the delivery of campaigns on lower revenues.

Our gross profit margins were approximately 28% during the three months ended June 30, 2023 compared to 34% during the three months ended June 30, 2022. The decrease was driven primarily by an increase in lower margin revenue delivered during the three months ended June 30, 2023.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $2,302,702 for the three months ended June 30, 2023, a decrease of $347,202, or 13.1%, compared to $2,649,904 during the three months ended June 30, 2022. The decrease was driven primarily by decreases in personnel related expenses related to sales and operations arising from the loss of certain members of those teams and lower operational costs due to lower revenue

Legal Settlement

Legal settlement expense was $894,274 for the three months ended June 30, 2023, an increase of $894,274, or 100%, compared to $0 during the three months ended June 30, 2022. The increase is due to an increase in the amount of liability claimed by a vendor in a legal dispute and to court costs. See note 16 and “Legal Proceedings”.

Other Income (Expense), Net

Other income (expense) consisted of interest expense net of interest income, which was $250,252 during the three months ended June 30, 2023, an increase of $100,096, or 66.7%, compared to interest expense of $150,156 during the three months ended June 30, 2022. The increase was driven primarily by interest expense charges on convertible debt as described above.

Results of Operations for the Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022

Revenue

Revenue was $7,315,549 for the six months ended June 30, 2023, a decrease of $1,167,381, or 13.8% compared to revenue of $8,482,930 for the six months ended June 30, 2022. The decrease in revenue was primarily due to a loss of certain key customers and decrease in revenue from certain key customers resulting in part from the loss of key personnel, as well as trends in our industry and the U.S. economy including an increased in-housing of media buying by advertisers and agencies, inflationary pressures, interest rate hikes and recessionary concerns resulting in diminished demand and consumer spending. In response to these developments, management has taken steps to improve the employee experience and in turn improve employee retention, and enhance our product offerings and strengthen our core solutions to the middle market in order to drive increased customer acquisition, improved market differentiation and also campaign performance.

Costs of Revenue

Cost of revenue was $5,057,340 for the six months ended June 30, 2023, a decrease of $708,437, or 12.3% compared to $5,765,777 during the six months ended June 30, 2022. The decrease was driven primarily by a corresponding decrease in revenue as detailed above, as well as reduced operational costs related to the delivery of campaigns on lower revenues.

Our gross profit margins were approximately 31% during the six months ended June 30, 2023 compared to 32% during the six months ended June 30, 2022. The decrease was driven primarily by an increase in lower margin revenue delivered during the six months ended June 30, 2023.

Selling, General, and Administrative Expenses

Operating expenses were $4,859,191 for the six months ended June 30, 2023, a decrease of $407,936, or 7.7%, compared to $5,267,127 during the six months ended June 30, 2022. The decrease was driven primarily by decreases in personnel related expenses related to sales and operations arising from the loss of certain members of those teams and lower operational costs due to lower revenue.

Legal Settlement

Legal settlement expense was $894,274 for the six months ended June 30, 2023, an increase of $894,274, or 100%, compared to $0 during the six months ended June 30, 2022. The increase is due to an increase in the amount of liability claimed by a vendor in a legal dispute and to court costs. See note 16.

Other Income (Expense), Net

Other income (expense) consisted of interest expense net of interest income, which was $445,629 during the six months ended June 30, an increase of $141,916, or 46.7%, compared to interest expense of $303,713 during the six months ended June 30, 2022. The increase was driven primarily by interest expense charges on convertible debt as described above.

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

For the six months ended June 30, 2023, cash used in operating activities of ($2,134,676) resulted primarily from a net loss of ($3,940,885) adjusted for non-cash items totaling $1,010,286 and a net increase of $787,591 in the components of working capital. The $1,010,286 in non-cash adjustments to net income are attributable to charges of $408,910 related to employee stock-based compensation, $286,543 for amortization of our office lease, $112,992 for depreciation and amortization, $93,882 for bad debt expense, $110,248 for amortization of discount on convertible note payable, and ($2,289) for amortization of discount on investment. The change in the components of working capital of $787,591 was due primarily to a $769,274 change in accrued settlement expense with the remaining change attributable to normal operational fluctuations in current assets and current liabilities.

For the six months ended June 30, 2022, cash used in operating activities of ($2,766,323) resulted primarily from a net loss of ($2,853,687) adjusted for non-cash items totaling $517,823 and a net decrease of ($430,459) in the components of working capital. The $517,823 in non-cash adjustments to net income are attributable to charges of $270,962 for amortization of our office lease, $95,257 for depreciation and amortization, $52,512 related to employee stock-based compensation, and $99,092 for bad debt expense. The change in the components of working capital of ($430,459) during the period was due to normal operational fluctuations in current assets and current liabilities.

Cash Flows Used in Investing Activities

Our primary investing activities consist primarily of the purchase of fixed assets and costs paid for the development of software to improve our platform. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

For the six months ended June 30, 2023, we used $1,024,065 of cash in investing activities, consisting of $1,000,786 invested into securities related to the funding of the surety bond described in Notes 13 and 16, $18,300 invested in capitalized software and $4,979 to purchase fixed assets.

For the six months ended June 30, 2022, we used $12,132 of cash in investing activities to purchase fixed assets.

Cash Flows Provided by Financing Activities

Our financing activities consisted primarily of the sale of common and preferred stock, borrowings and repayments of our debt, proceeds from forgiveness on borrowings, proceeds from the exercise of options issued under our equity compensation plan.

For the six months ended June 30, 2023, cash provided by financing activities of $4,076,442 was due to $2,100,000 in proceeds from the issuance of convertible notes payable to related parties, $1,500,000 in proceeds from the sale of preferred stock, $500,000 in proceeds from the sale of common stock, partially offset by $23,558 in principal payments on loans.

For the six months ended June 30, 2022, cash used in financing activities of $482,593 was due to $500,000 in proceeds from the issuance of notes payable to related parties, $50,000 in proceeds from notes payable, partially offset by $67,407 in principal payments on loans.

Non-GAAP Measures

Adjusted EBITDA

Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) before (a) certain stock-based compensation expense, (b) costs attributable to non-recurring settlement expense, legal activity, professional fees, and other transaction and offering costs, (c) interest, (d) tax, and (e) depreciation and amortization. We use Adjusted EBITDA to evaluate the performance of our core business operations. We believe that information about Adjusted EBITDA assists investors by allowing them to evaluate changes in the operating results of our business separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results. Adjusted EBITDA is not calculated or presented in accordance with GAAP. Accordingly, Adjusted EBITDA should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, Adjusted EBITDA as presented herein may not be comparable to similarly titled measures of other companies.

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted Net Loss	2023	2022	2023	2022
Net Loss	$(2,384,537)	$(1,256,589)	$(3,940,885)	(2,853,687)
Interest, net	250,252	150,156	445,629	303,713
Taxes	-	1,251	25	1,791
Depreciation and Amortization	56,067	48,874	112,992	95,257
EBITDA	$(2,078,218)	$(1,056,308)	$(3,382,239)	$(2,452,926)
Stock-based compensation costs	210,527	31,542	425,575	52,512
Settlement expense (1)	894,274	-	894,274	-
Litigation expense (2)	19,788	88,470	25,122	105,067
Transaction costs (3)	27,283	-	170,447	-
Adjusted EBITDA	$(926,346)	$(936,296)	$(1,866,821)	$(2,295,347)

1.	Relates to one-time settlement accrual for Zeta dispute as described in Part II. Other Information Item 1. Legal Proceedings.
2.	Relates to litigation expense specific to Zeta dispute as described in Part II. Other Information Item 1. Legal Proceedings.
3.	Relates to legal and consulting fees specific to share exchange as described in Note 1 to the financial statements contained in this report.

Liquidity and Capital Resources

As of July 31, 2023, we have unrestricted cash on hand of approximately $927,702. Management believes this amount is not sufficient to meet our operating needs for the next 12 months, and in order to meet our working capital requirements, we will need to either raise sufficient capital or reduce our expenditures. We will rely on our ability to improve operating cash flow or raise additional capital through the sale of debt or equity securities and draw on our existing credit facility, in addition to our existing cash and cash equivalents to meet our working capital requirements for at least the next 12 months.

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

On February 24, 2023, the Company sold 25,000 shares of Series A Preferred Stock at a price of $30.00 per share for cash proceeds of $750,000 in the first tranche of a Securities Purchase Agreement originally entered into on January 30, 2023. In the second tranche, which closed on May 25, 2023, the Company sold an additional 25,000 shares of Series A Preferred Stock for an additional $750,000.

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

On December 31, 2019 Socialcom borrowed $3,000,000 (the “Decathlon Loan”). The Decathlon Loan is due June 30, 2024 and is secured by all the assets of Socialcom. The Decathlon Loan accrues interest at a variable rate based upon internal rate of return targets, which interest multiple is subject to increase by 0.015 upon an event of default. The effective rate of interest for the years ended December 31, 2021 and 2020 was approximately 17%. Repayments are required based upon a fixed percentage of our earned revenue. If not repaid prior the final balance is due on June 13, 2024. The Decathlon Loan is subject to minimum interest that escalates over the term of the loan. At June 30, 2023 and December 31, 2022, the potential liability for unearned minimum interest was $1,502,197 and $1,661,504, respectively. During the six months ended June 30, 2023, the Company made principal and interest payments in the amount $23,558 and $139,754, respectively, on the Decathlon loan. During the six months ended June 30, 2022, the Company made principal and interest payments in the amount $67,407 and $203,043, respectively, on the Decathlon loan.

Related Party Indebtedness

As disclosed in “Related Party Transactions” and in footnote 11 and 12 to our financial statements, Socialcom has a total of $3,200,000 in outstanding related party indebtedness payable to our officers and directors or affiliated entities. $600,000 of this indebtedness accrues interest at 15% and matures in March 2024, $800,000 of this indebtedness accrues interest at 7.25%, matures December 31, 2023, and is convertible into our common stock at a conversion price of approximately $0.233 per share. $500,000 of this indebtedness accrues interest at the rate of $2.19% and matures on December 31, 2024, with the remaining $1,300,000 accruing interest at 7.25% and maturing in December 2025.

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

On May 12, 2023, also in connection with the Zeta litigation, Socialcom borrowed $1,300,000 from an entity affiliated to Jason Wulfsohn, the Company’s CEO and a director. The note accrued interest at 7.25% per annum and matures on December 31, 2025. This note is convertible into common stock of the Company at a price of $0.32 per share.

These loans are included in the $3,200,000 of related party indebtedness described above.

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

Regulation A Offering

On April 19, 2023, the Company filed an Offering Circular on Form 1-A contemplating the sale of up to 10,000,000 shares of its common stock for gross proceeds of up to $10,000,000, before deducting offering expenses, fees and commissions, in an offering exempt from registration under the Securities Act of 1933 as a Tier 2 offering pursuant to Regulation A promulgated thereunder. On July 25, 2023 we filed an amendment to the Offering Circular to, among other things, reduce the offering amount to $8,000,000, reduce the offering price per share to $0.40, and add a bonus share incentive feature wherein investors who purchase within enumerated thresholds are entitled to receive additional shares for no additional consideration. As of the date of this report, the Offering Circular has not been qualified by the SEC. The offering has been delayed due to a change in the initially contemplated broker-dealer for the offering and the offering terms, and there can be no assurance that we will be successful in raising all or a substantial portion of the offering proceeds sought.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Socialcom is subject to the following material litigation:

As previously described, Zeta Global Corp. (“Zeta”) filed a complaint against Socialcom arising from a contract dispute for outstanding accounts payable of approximately $1.3 million. Socialcom filed a cross-complaint against the plaintiff seeking breach of contract and business tort damages. Zeta Global Corp. v Socialcom, Inc., Los Angeles Superior Court Case No. 19SMCV01066. The Court rendered a final decision in January 2023 following a bench trial, with the plaintiff entitled to recover $2,144,652 on its complaint ($1.2 million plus interest), and Socialcom entitled to recover $562,000 on its cross-complaint as an offset, with a final judgment entered by the Court against Socialcom in February 2023. Later in February 2023 Socialcom appealed, and its former principal shareholder has lent $800,000 to act as an appeal bond which will stay enforcement of the adverse judgement.

Following the Court’s final decision, the following developments occurred in the Zeta litigation:

On March 17, 2023, Zeta filed a new complaint against Socialcom seeking $162,457 plus 10% prejudgment interest from July 30, 2019 for alleged unpaid invoices.

On July 18, 2023, the Court awarded Zeta attorneys’ fees totaling approximately $750,000 in connection with the original Zeta litigation. Socialcom intends to appeal this award.

ITEM 1A. RISK FACTORS

See the Company’s Offering Circular on Form 1-A (File No. 024-12227), most recently filed on July 25, 2023, for the Risk Factors applicable to the Company and its securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit Number	Exhibit Description	Form	Date	Number	Herewith
3.1(a)	Articles of Incorporation	S-1	01/18/18	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation	10-Q	07/15/20	3.1B
3.1(c)	Certificate of Amendment to Articles of Incorporation	8-K	04/01/21	3.1
3.1(d)	Certificate of Amendment to Articles of Incorporation	10-Q	10/12/21	3.1D
3.2	Amended and Restated Bylaws	8-K	05/29/20	3.1
10.1	Form of Amended and Restated Share Exchange Agreement*	8-K	2/21/23	10.1
4.1	Certificate of Designations of Series A Convertible Preferred Stock	8-K	06/29/20	4.1
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed
31.2	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				Filed
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Certain schedules and exhibits to this agreement have been omitted. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vado Corp.

Dated: August 17, 2023	By:	/s/ Jason Wulfsohn
Jason Wulfsohn, Chief Executive Officer (Principal Executive Officer)

Dated: August 17, 2023	By:	/s/ Ryan Carhart
Ryan Carhart, Chief Financial Officer (Principal Financial Officer)