Form 10-Q
period 2023-09-30
Vado Corp.
filed 2023-11-14
CIK 1700849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 12, 2023: 182,492,222
Common Stock, $0.001

Vado Corp.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Vado Corp.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2023	2022
ASSETS
Current assets
Cash	$455,352	$485,053
Investments - restricted	1,016,236	-
Accounts receivable	3,391,491	2,080,758
Other current assets	294,063	245,486
Total current assets	5,157,142	2,811,297

Property and equipment, net of accumulated depreciation of $166,921 and $152,058	27,569	32,976
Right of use operating leases, net	148,451	581,352
Intangible assets -amortizable	153,277	286,801
Total Assets	$5,486,439	$3,712,426

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	3,426,530	2,272,119
Acquisition liabilities	50,000	162,500
Deferred revenue	389,149	72,630
Lease liability, operating leases, current	160,899	631,144
Accrued settlement	2,476,926	1,707,652
Loans payable, current	3,098,806	348,945
Loans payable, related party, current	630,638	757,426
Convertible notes payable, related party, current, net of discount	739,503	-
Total current liabilities	10,972,451	5,952,416

Loans payable	200,000	2,127,836
Notes payable, related party	469,362	342,574
Convertible notes payable, related party, net of discount	1,021,670	-
Total Liabilities	12,663,483	8,422,826

Commitments and contingencies	-	-
Stockholders' equity (deficit)
Common stock, $0.001 par value, 490,000,000 shares authorized, 182,492,222 and 173,757,921 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	182,493	173,758
Preferred stock, Series A; $0.001 par value, 1,000,000 shares authorized, 223,333 and 170,000 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	223	170
Additional paid-in capital	4,896,756	1,793,966
Accumulated deficit	(12,256,516)	(6,678,294)
Total stockholders' equity (deficit)	(7,177,044)	(4,710,400)

Total liabilities and stockholders' equity (deficit)	$5,486,439	$3,712,426

The accompanying notes are an integral part of these financial statements.

Vado Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$4,349,533	$4,310,536	$11,665,082	$12,793,466
Cost of revenue	2,599,210	3,207,119	7,656,550	8,972,296
Gross Profit	1,750,323	1,103,417	4,008,532	3,821,170

Operating expenses:
Selling, general and administrative	2,222,019	2,006,154	7,081,210	7,273,281
Cost of legal settlement	-	-	894,274	-

Total operating expenses	2,222,019	2,006,154	7,975,484	7,273,281

Net operating loss	(471,696)	(902,737)	(3,966,952)	(3,452,111)

Other expense:

Interest expense, net of interest income	(1,165,641)	(150,750)	(1,611,270)	(454,463)
Total other expense	(1,165,641)	(150,750)	(1,611,270)	(454,463)

Net loss before provision for income taxes	(1,637,337)	(1,053,487)	(5,578,222)	(3,906,574)

Provision for income taxes	-	-	-	-

Net loss	$(1,637,337)	$(1,053,487)	$(5,578,222)	$(3,906,574)

Net loss per share - basic	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Net loss per share - diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding - basic	182,438,137	168,579,889	181,193,901	169,250,716

Weighted average shares outstanding - diluted	182,438,137	168,579,889	181,193,901	169,250,716

The accompanying notes are an integral part of these financial statements.

Vado Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(5,578,222)	$(3,906,574)
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Stock based compensation	512,143	208,540
Amortization of discount on investment	(15,450)	-
Depreciation and amortization	169,485	150,184
Amortization of ROU asset	432,901	409,298
Amortization of discount on convertible note payable	201,859	-
Provision for doubtful accounts	114,217	87,826
Minimum interest liability on loan	1,172,638	-
Changes in assets and liabilities:
Accounts receivable	(1,424,950)	1,155,758
Other current assets	51,423	(58,271)
Accounts payable	1,108,089	(551,077)
Deferred revenue	316,519	(127,364)
Acquisition liability	(112,500)	(112,500)
Accrued settlement	769,274	(562,500)
Operating lease liability	(470,245)	(435,033)
Net cash (used in) provided by operating activities	(2,752,819)	(3,741,713)

INVESTING ACTIVITIES
Cash paid for fixed assets	(8,706)	(16,213)
Cash paid for development of intangible assets	(21,848)	(70,932)
Investment in securities	(1,000,786)	-
Net cash provided by (used in) investing activities	(1,031,340)	(87,145)

FINANCING ACTIVITIES
Proceeds from sale of common stock	500,000	500,000
Proceeds from notes payable - related parties	-	500,000
Proceeds from EIDL Loan	-	50,000
Proceeds from convertible notes payable - related parties	2,100,000	-
Issuance of Series A Preferred Stock for cash	1,500,000	-
Principal payments on loan payable	(350,613)	(84,040)
Stock options exercised for cash	5,071	-
Net cash provided by (used in) financing activities	3,754,458	965,960

Net increase in cash and cash equivalents	(29,701)	(2,862,898)

Cash and cash equivalents at beginning of period	485,053	3,536,384

Cash and cash equivalents at end of period	$455,352	$673,486

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$365,039	$345,020
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
	$-	$-

The accompanying notes are an integral part of these financial statements.

Vado Corp.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2023 and 2022

					Additional
	Common Stock		Preferred Stock Series A		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2022	168,773,282	$168,773	150,000	$150	$419,561	$(4,728,712)	$(4,140,228)

Proceeds from sale of common stock	2,751,578	2,752	-	-	497,248	-	500,000
Exercise of stock options	613	-	-	-	52	-	52
Vesting of stock options	-	-	-	-	156,028	-	156,028
Net loss for the three months ended September 30, 2022	-	-	-	-	-	(1,053,487)	(1,053,487)
Balance, September 30, 2022	171,525,473	$171,525	150,000	$150	$1,072,889	$(5,782,199)	$(4,537,635)
	-	-	-	-	-	-	-

Balance, December 31, 2021	168,579,889	$168,580	150,000	$150	$367,242	$(1,875,625)	$(1,339,653)
Issuance of restricted stock awards to employee	193,393	193	-	-	(193)	-	-
Proceeds from sale of common stock	2,751,578	2,752	-	-	497,248	-	500,000
Exercise of stock options	613	-	-	-	52	-	52
Vesting of stock options	-	-	-	-	208,540	-	208,540
Net loss for the nine months ended September 30, 2022	-	-	-	-	-	(3,906,574)	(3,906,574)
Balance, September 30, 2022	171,525,473	$171,525	150,000	$150	$1,072,889	$(5,782,199)	$(4,537,635)

Balance, June 30, 2023	182,435,898	$182,436	223,333	$223	$4,796,831	(10,619,179)	(5,639,689)
Share based compensation	-	-	-	-	94,911	-	94,911
Shares issued for conversion of stock options	56,324	57	-		5,014	-	5,071
Issuance of shares to service provider	-	-	-	-	-	-	-
Sale of Series A Preferred Stock for cash	-	-	-	-	-	-	-
Discount on convertible notes payable	-	-	-	-	-	-	-
Net loss for the three months ended September 30, 2023	-	-	-	-	-	(1,637,337)	(1,637,337)
Balance, September 30, 2023	182,492,222	$182,493	$223,333	$223	$4,896,756	$(12,256,516)	$(7,177,044)

Balance, December 31, 2022	173,757,921	$173,758	170,000	$170	$1,793,966	(6,678,294)	(4,710,400)
Effect of reverse merger	6,985,500	6,986		-	(53,308)	-	(46,322)
Share based compensation	-	-	-	-	512,143	-	512,143
Issuance of shares to service provider	-	-	3,333	3	99,997		100,000
Sale of common stock for cash	1,692,477	1,692	-	-	498,308	-	500,000
Sale of Series A Preferred Stock for cash	-	-	50,000	50	1,499,950	-	1,500,000
Discount on convertible notes payable	-	-	-	-	540,686	-	540,686
Shares issued for conversion of stock options	56,324	57			5,014	-	5,071
Net loss for the nine months ended September 30, 2023	-	-	-	-	-	(5,578,222)	(5,578,222)
Balance, September 30, 2023	182,492,222	$182,493	223,333	$223	$4,896,756	$(12,256,516)	$(7,177,044)

The accompanying notes are an integral part of these financial statements.

VADO CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

The unaudited interim condensed financial statements have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to such rules and regulations. These unaudited condensed interim financial statements should be read in conjunction with the audited consolidated financial statements and notes for the fiscal year ended December 31, 2022 of Socialcom, which was the accounting acquirer in the February 2023 share exchange described above as Vado was a shell company with no operations at the time of the closing of the share exchange. Such audited Socialcom financial statements are included in the Company’s Offering Statement on Form 1-A originally filed with the SEC on April 19, 2023, as amended.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash of $455,352 and $485,053 and no cash equivalents as of September 30, 2023 and December 31, 2022, respectively.

Restricted Investment

The Company has a restricted investment in the amount of $1,016,236 in connection with a complaint filed by a former services provider of the Company in the amount of $1,442,441 for amounts due. The restricted investment is held in the form of a United States Treasury Bill which matures on May 16, 2024. It is the Company’s intention to hold this investment to maturity. See notes 13 and 16.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles including goodwill for impairment on an annual basis utilizing the guidance set forth in the Statement of Financial Accounting Standards Board ASC 350 “Intangibles – Goodwill and Other” and ASC 360 “Property, Plant, and Equipment.” At September 30, 2023 and December 31, 2022, the net carrying value of intangible assets on the Company’s balance sheet was $153,277 and $286,801, respectively.

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

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred. Total recognized advertising and marketing expenses were $123,820 and $282,071 for the nine months ended September 30, 2023 and 2022, respectively.

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

Deferred Revenue

Certain customer arrangements in the Company's business result in deferred revenues when cash payments are received in advance of performance.

The following table represents the changes in deferred revenue as reported on the Company’s consolidated balance sheets:

Balance acquired as of December 31, 2022	72,630
Cash payments received	1,994,020
Net sales recognized	(1,677,501)
Balance as of September 30, 2023	$389,149

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

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options to purchase common stock. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period. At September 30, 2023 and December 31, 2022, the Company had the following potentially dilutive instruments outstanding: a total of 21,141,015 and 21,412,527 shares, respectively, issuable upon the exercise of stock options.

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculations. At September 30, 2023 and 2022, 21,141,015 and 21,412,527 stock options, respectively, are excluded from the calculation of fully-diluted shares outstanding.

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

Commitments and Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company management may consult its legal counsel to evaluate the perceived merits of any legal proceedings or unasserted claims brought to such legal counsel’s attention as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

3. Accounts Receivable

Accounts receivable, net was $3,391,491 and $2,080,758 at September 30, 2023 and December 31, 2022, respectively. During the nine months ended September 30, 2023 and 2022, the Company charged the amount of $114,217 and $87,826, respectively, to bad debt expense. At September 30, 2023 and December 31, 2022, the Company maintained a reserve for doubtful accounts in the amount of $204,122 and $173,382, respectively.

On June 13, 2019, the Company entered into an accounts receivable financing and security agreement (the “Financing Agreement”) in the maximum amount of $10,000,000 whereby the Company would be advanced 85% of the gross value of accounts receivable invoices submitted to the lender for purchase. The cost of the financing consists of (i) an initial financing fee equal to one-twelfth of the net amount advanced multiplied by the facility rate, initially defined as LIBOR plus 6.5% per annum (the “Facility Rate”), and (ii) an additional financing fee consisting of one-twelfth of the amount advanced, prorated on a daily rate, multiplied by the Facility Rate. On June 11, 2021, the maximum amount available under the Financing Agreement was reduced to $5,000,000, and on June 8, 2022, the maximum amount available under the Financing Agreement was reduced to $3,000,000 and the Facility Rate was increased to LIBOR plus 7.25% per annum. On September 18, 2023, the maximum amount available under the Financing Agreement was reduced to $2,000,000 and the Facility Rate was increased to Prime Rate (defined as the higher of the highest rate as reported by the Wall Street Journal or 8.5%) plus 5% per annum. During the nine months ended September 30, 2023 and 2022, the Company charged to interest expense the amount of $88,142 and $75,490, respectively, pursuant to the Financing Agreement.

Accounts receivable, net consisted of the following at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Accounts receivable	$3,423,726	$2,048,001
Due under Financing Agreement, net	171,887	257,731
Allowance for doubtful accounts	(204,122)	(224,974)
Total	$3,391,491	$2,080,758

4. Other Current Assets

Other current assets consisted of the following at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Deposits	$39,792	174,092
Prepaid expenses	254,271	71,394
Total	$294,063	$245,486

5. Property and Equipment

Property and equipment consisted of the following at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Computer equipment	$148,599	$139,143
Leasehold improvements	45,891	45,891
Less: accumulated depreciation	(166,921)	(152,058)
Property and equipment, net	$27,569	$32,976

The Company made payments in the amounts of $8,706 and $16,213 for property and equipment during the nine months ended September 30, 2023 and 2022, respectively. Depreciation expense was $4,325 and $6,602 for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense was $14,113 and $19,265 for the nine months ended September 30, 2023 and 2022, respectively.

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

The Company began to capitalize the costs of development of internal use software in August 2021, and software was first placed into service in May, 2022. During the year ended December 31, 2022, the Company capitalized $89,094 of costs to develop internal use software, placed $123,937 of costs to develop internal use software into service, and amortized the amount of $19,969. During the nine months ended September 30, 2023, the Company capitalized $21,847 of costs to develop internal use software, placed $25,961 of costs to develop internal use software into service, and amortized the amount of $22,793.

The Company has $4,497 and $8,611 in capitalized software costs that have not yet been placed into service at September 30, 2023 and December 31, 2022, respectively.

Intangible assets consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023
		Accumulated
	Gross	Amortization	Net
Customer lists	$482,462	$(428,855)	$53,607
Internal use software	154,395	(54,725)	99,670
Total	$636,857	$(483,580)	$153,277

	December 31, 2022
		Accumulated
	Gross	Amortization	Net
Customer lists	$482,462	$(308,240)	$174,222
Internal use software	132,548	(19,969)	112,579
Total	$615,010	$(328,209)	$286,801

The Company amortized the amount of $52,167 and $42,390 during the three months ended September 30, 2023 and 2022, respectively. The Company amortized the amount of $155,371 and $82,595 during the nine months ended September 30, 2023 and 2022, respectively.

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

At September 30, 2023 and December 31, 2022, the Company had total right of use assets of $148,451 and $581,352, respectively, and lease liabilities of $160,899 and $631,144, respectively, which were included in the Company’s balance sheets. Right to use assets – operating leases are summarized below:

	September 30, 2023	December 31, 2022
Administrative office	$148,451	$581,352
Right to use assets, net	$148,451	$581,352

Operating lease liabilities are summarized below:

	September 30, 2023	December 31, 2022
Administrative office	$160,899	$631,144
Lease liability	$160,899	$631,144
Less: current portion	(160,899)	(631,144)
Lease liability, non-current	$-	$-

The Company’s lease expense was entirely comprised of operating leases. Lease expense for the nine months ended September 30, 2023 and 2022 was $449,582 and $449,582, respectively. The Company’s right of use (“ROU”) asset amortization for the nine months ended September 30, 2023 and 2022 was $432,901 and $409,298, respectively; the difference between the lease expense and the associated ROU asset amortization consists of interest.

Maturity analysis under these lease agreements are as follows:

For the twelve months ended September 30, 2024	$162,309
Less: Present value discount	(1,410)
Lease liability	$160,899

8. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Trade accounts payable	$2,527,929	$1,585,352
Credit cards payable	564,435	371,773
Accrued payroll and payroll taxes	194,193	261,535
Accrued interest	139,973	53,459
Total	$3,426,530	$2,272,119

9. Acquisition Liabilities

In January 2021 the Company recorded a liability in the amount of $475,000 in connection with the acquisition of the BigBuzz Customer Lists (see note 6), which consisted of a three-year employment agreement for each of the two founders of BigBuzz. As this was an acquisition of only certain assets consisting of customer contracts and customer lists (see note 6), no other assets were acquired that would give rise to acquisition related liabilities; there were no requirements to hire any other employees as part of the asset acquisition. The Company paid $25,000 of this amount on February 2, 2021; the remainder is payable at the rate of $12,500 per month through January 31, 2024. During the nine months ended September 30, 2023 and 2022, the Company paid the amount of $112,500 in connection with this liability.

10. Loans Payable

	September 30, 2023	December 31, 2022

Loan payable to Decathlon dated December 31, 2019 (the “Decathlon Loan”) in the principal amount of $3,000,000. The Decathlon Loan is due June 30, 2024 and is collateralized by all the assets of the Company. The Decathlon Loan accrues interest at a variable rate based upon internal rate of return targets. The effective rate of interest for the year ended December 31, 2022 and the nine months ended September 30, 2023 was approximately 17%. There are no restrictive covenants in the loan and it is not convertible. Repayments are required based upon a fixed percentage of our earned revenue. If not repaid prior the final balance is due on June 13, 2024. The Decathlon Loan is subject to minimum interest that escalates over the term of the loan. During the three months ended September 30, 2023, the minimum interest on this loan increased by $900,000 to a total of $3,900,000. The Company accounted for the minimum interest liability as a discount on the debt. At September 30, 2023 and December 31, 2022, the potential liability for unearned minimum interest was $1,388,866 and $1,661,504, respectively. During the nine months ended September 30, 2023, the Company made principal payments in the amount $350,613 on the Decathlon loan. During the nine months ended September 30, 2022, the Company made principal payments in the amount $84,040 respectively, on the Decathlon loan.

	$3,098,806	$2,276,781

Loan payable to the US Small Business Administration (the “EIDL Loan”) dated July 7, 2020 pursuant to the Small Business Administration Economic Injury Disaster Loan Program (the “EIDL”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the original principal amount of $150,000. Effective March 31, 2022, the Company borrowed an additional $50,000 under the EIDL Loan and the balance due was amended to $200,000. Interest payments in the amount of $989 per month were due beginning in January 2023. The term of the EIDL Loan is 30 years, and the annual interest rate is 3.75%. EIDL Loan recipients can apply for, and be granted forgiveness for, all or a portion of loans granted. During the nine months ended September 30, 2023 and 2022, the Company accrued interest in the amount of $8,901 and $3,154, respectively, on the EIDL Loan.

	200,000	200,000

Total	$3,298,806	$2,476,781

Current portion	$3,098,806	$348,945
Long-term maturities	200,000	2,127,836
Total	$3,298,806	$2,476,781

Aggregate maturities of loans payable as of September 30, 2023 are as follows:

For the twelve months ended September 30,

2024	$3,098,806
2025	-
2026	1,363
2027	4,496
2028 and thereafter	194,141
Total	$3,298,806

11. Loans Payable – Related Parties

	September 30, 2023	December 31, 2022
Loan payable to an entity affiliated to Jason Wulfsohn, the Company’s CEO and a director, originally dated March 21, 2020 and renewed March 21, 2021, March 21, 2022, and March 21, 2023 in the amount of $300,000 bearing interest at the rate of 15% and due March 21, 2024 (“March 2021 Loan 1”). During the three months ended September 30, 2023 and 2022, the Company made interest payments of $11,250 on the March 2021 Loan 1. During the nine months ended September 30, 2023 and 2022, the Company made interest payments of $33,750 on the March 2021 Loan 1.	$300,000	$300,000

Loan payable to an entity affiliated to Reeve Benaron, the Company’s Chairman, originally dated March 21, 2020 and renewed March 21, 2021, and March 21, 2022, and March 11, 2023 in the amount of $300,000 bearing interest at the rate of 15% and due March 21, 2024 (the “March 2021 Loan 2”). During the three months ended September 30, 2023 and 2022, the Company made interest payments of $11,250 on the March 2021 Loan 2. During the nine months ended September 30, 2023 and 2022, the Company made interest payments of $33,750 on the March 2021 Loan 2.	300,000	300,000

Loan payable to an entity affiliated to Reeve Benaron, the Company’s Chairman and a principal stockholder, dated June 20, 2022 in the amount of $500,000 bearing interest at the rate of 2.19% and due December 31, 2024 (the “June 2022 Loan”). The June 2022 Loan is payable in eighteen monthly installments of $28,889 beginning on July 20, 2023. On November 13, 2023, the June 2022 Loan was amended to the loan being payable in eighteen monthly installments of $31,354 beginning on July 20, 2024, and the interest rate on the loan was increased to 8.25%. During the three months ended September 30, 2023 and 2022 the Company accrued interest in the amount of $10,312 and $2,738, respectively, on the June 2022 Loan. During the nine months ended September 30, 2023 and 2022 the Company accrued interest in the amount of $15,788 and $3,650, respectively, on the June 2022 Loan.

	500,000	500,000

Total	$1,100,000	$1,100,000

Current portion	$630,638	$757,426
Long-term maturities	469,362	342,574
Total	$1,100,000	$1,100,000

Aggregate maturities of loans payable – related parties as of September 30, 2023 are as follows:

For the nine months ended September 30,

2024	$630,638
2025	348,119
2026	121,243
Total	$1,100,000

12. Convertible Note Payable – Related Party

	September 30, 2023	December 31, 2022

Convertible promissory note payable to an entity affiliated to Reeve Benaron, the Company’s Chairman and a principal shareholder, dated February 7, 2023 in the amount of $800,000 bearing interest at the rate of 7.25% and due December 31, 2023 (the “February Convertible Note”). The February Convertible Note is convertible into common stock of the Company at a price of $2.04 per share. The Company recorded a beneficial conversion feature in the amount $215,686 in connection with the February Convertible Note; during the three and nine months ended September 30, 2023, $60,497 and $155,189, respectively, of the discount was amortized to interest expense. During the three and nine months ended September 30, 2023, the Company accrued interest in the amount of $15,096 and $38,614, respectively, on the February Convertible Note.

	800,000	-

Convertible promissory note payable to an entity affiliated to Jason Wulfsohn, the Company’s CEO and a director, dated May 12, 2023, in the amount of $1,300,000 bearing interest at the rate of 7.25% and due December 31, 2025 (the “May Convertible Note”). The May Convertible Note is convertible into common stock of the Company at a price of $0.32 per share. The Company recorded a beneficial conversion feature in the amount $325,000 in connection with the May Convertible Note. During the three and nine months ended September 30, 2023, $31,113 and $46,670 of the discount, respectively, was amortized to interest expense. During the three and nine months ended September 30, 2023, the Company accrued interest in the amount of $24,531 and $36,667, respectively, on the May Convertible Note.

	1,300,000	-

Total	$2,100,000	$-

Current portion	$800,000	$-
Long-term maturities	1,300,000	-
Total	$2,100,000	$-

Principal	$2,100,000	$-
Discount	(338,827)	-
Principal net of discount	$1,761,173	$-

13. Accrued Settlements

On December 31, 2019, the Company accrued the amount of $650,000 in connection with the settlement of a dispute with a former contractor. See note 16. At December 31, 2022, the balance due under this accrued liability was $62,500. During the nine months ended September 30, 2023 and 2022, the Company made payments on this accrued liability in the amount of $62,500 and $0, respectively. At September 30, 2023, the amount of $0 remains on the Company’s balance sheet as an accrued liability.

On December 31, 2018, the Company accrued the amount of $100,000 in connection with the settlement of a dispute with a former employee. See note 16. During the nine months ended September 30, 2023 and 2022, the Company made payments on this accrued liability in the amount of $62,500 and $0, respectively. At September 30, 2023, the amount of $0 remains on the Company’s balance sheet as an accrued liability.

On December 31, 2019 the Company accrued $1,582,652 in connection with a vendor dispute. During the three months ended September 30, 2023, the Company accrued an additional $894,274 pursuant to this dispute. See note 16. At September 30, 2023, the amount of $2,476,926 remains on the Company’s balance sheet as an accrued liability. The Company has investments in the amount of $1,016,236 on its balance sheet at September 30, 2023 for the purpose of funding a surety bond in connection with this liability. See note 16.

14. Stockholders’ Equity

The Company’s authorized capital stock consists of 490,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001, 1,000,000 shares of which are designated as Series A Preferred Stock.

Common Stock

Nine months ended September 30, 2023:

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

On August 29, 2023, the Company issued 56,324 shares of common stock for the exercise of stock options at a price of $0.09 per shares.

Nine months ended September 30, 2022:

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

Nine months ended September 30, 2023:

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

Nine months ended September 30, 2022:

None.

Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company as of September 30, 2023:

			Weighted		Weighted
		Weighted	average		average
		average	exercise		exercise
Range of	Number of	Remaining	price of	Number of	price of
exercise	options	contractual	outstanding	options	exercisable
Prices	Outstanding	life (years)	Options	Exercisable	Options
$0.035	525,000	3.25	$0.035	525,000	$0.035
$0.086	367,500	6.98	$0.086	271,793	$0.086
$0.088	2,900,625	7.47	$0.088	1,664,679	$0.088
$0.094	4,398,678	8.86	$0.094	1,646,645	$0.097
$0.104	12,949,212	6.32	$0.104	12,949,212	$0.104
	21,141,015	6.95	$0.098	17,057,329	$0.099

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2021	7,076,563	$0.083
Granted	18,905,390	0.102
Exercised	(1,225)	0.086
Cancelled / Expired	(3,187,188)	0.089
Options outstanding at December 31, 2022	22,793,540	$0.098
Granted	-	-
Exercised	(56,324)	0.089
Cancelled / Expired	(1,596,201)	0.092
Options outstanding at September 30, 2023	21,141,015	$0.098

During the three months ended September 30, 2023, the Company charged $94,911 to stock based compensation expense for stock options. During the three months ended September 30, 2022, the Company charged $56,564 to stock based compensation expense, including $48,102 for stock options and $8,462 for stock awards.

During the nine months ended September 30, 2023, the Company charged $512,143 to stock based compensation expense for stock options. During the nine months ended September 30, 2022, the Company charged $208,540 to stock based compensation expense, including $200,078 for stock options and $8,462 for stock awards.

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2023 and December 31, 2022 was $4,169,287 and $2,884,456, respectively. Aggregate intrinsic value represents the difference between the fair value of the Company’s stock on the last day of the fiscal period, which was $0.295 and $0.22 as of September 30, 2023 and December 31, 2022, respectively, and the exercise price multiplied by the number of options outstanding.

There were no options valued during the nine months ended September 30, 2023. During the year ended December 31, 2022, the Company valued options using the Black-Scholes valuation model utilizing the following variables:

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

Income tax expense was $0 for the nine months ended September 30, 2023, compared to $0 for the nine months ended September 30, 2022. The annual forecasted effective income tax rate for 2023 is 0%. The Company has no net operating loss carryforward due to the change of control inherent in the Exchange Agreement (see note 1). The Company has no uncertain tax positions at September 30, 2023 or December 31, 2022.

16. Commitments and Contingencies

In September 2019 there was an allegation of discrimination made by a former consultant. The Company vigorously denies any wrongdoing. See Note 13. The Company has recorded a liability in the amount of $650,000 on the balance sheet related to this matter. During the nine months ended September 30, 2023 and 2022, the Company made payments on this accrued liability in the amount of $62,500 and $0, respectively. At September 30, 2023, the amount of $0 remains on the Company’s balance sheet as an accrued liability.

In October 2019, there was an allegation of discrimination made by a former employee. The Company vigorously denies any wrongdoing. See Note 13. The Company has recorded a liability in the amount of $100,000 on the balance sheet related to this matter. During the nine months ended September 30, 2023 and 2022, the Company made payments on this accrued liability in the amount of $62,500 and $0, respectively. At September 30, 2023, the amount of $0 remains on the Company’s balance sheet as an accrued liability.

In June 2019, a former services provider of the Company filed a complaint in the amount of $1,442,441 for amounts due. See Note 13. The Company countersued for breach of agreement. During the three months ended September 30, 2023, the Company accrued an additional $894,274 pursuant to this dispute as a result a claim for an additional liability and a judgment for court costs against the Company. The Company plans to appeal this judgement which the Company believes is unlawful. The Company has recorded a liability in the amount of $2,476,926 on the balance sheet at September 30, 2023 in connection with this complaint. The Company has restricted cash in the amount of $1,016,236 for purposes of funding a surety bond in connection with this complaint. See note 13.

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

17. Going Concern

As of September 30, 2023, we had unrestricted cash on hand of $455,352 and a working capital deficit of $5,815,309. Management believes this amount is not sufficient to meet our operating needs for the 12 months subsequent to the date of this filing. In order to meet our working capital requirements, we will need to either raise sufficient capital and/or increase revenue by executing against our various ongoing strategic growth initiatives while continuing to actively reduce, maintain, or manage our current expenditures. The Company’s ability to continue as a going concern is dependent upon its ability to improve cash flow and the ability to obtain additional financing, including debt and equity offerings. These and other listed factors cause substantial doubt about the Company’s ability to continue as a going concern.

18. Related Party Transactions

See Notes 11 and 12 for a description of related party transactions.

19. Subsequent Events

On October 27, 2023, the Board of Directors of the Company’s subsidiary Socialcom, approved the issuance of options to purchase a total of 607,810 shares of Socialcom common stock to Socialcom employees. The shares exercise price of the options is $2.58 per share, which is the fair market value per share of Socialcom common stock on the date of the grant.  Except for a total of 35,000 options which vest over a four-year period ending in 2027, these options were fully vested at the date of the grant. Subject to regulatory compliance and the requisite approvals, it is the Company’s intention to exchange these Socialcom options into options to purchase shares of the Company’s common stock  at the rate of 8.75 to 1, which is the exchange ratio used in the Exchange Agreement. See note 14. This exchange would result in the issuance of options to purchase approximately 5,318,338 shares of the Company’s common stock . with an exercise price of approximately $0.295.

On November 13, 2023, Amendment No. 1 to the Promissory Note related to June 2022 Loan with Reeve Benaron was entered into (see related disclosures in Footnote 11 above), wherein the repayment start date was amended to July, 2024, the interest rate was increased to 8.25%, the monthly repayment amount was amended to $31,354, and the noteholder was replaced with an entity affiliated with Mr. Benaron.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business and operations following our acquisition of Socialcom, a digital marketing and services company, future trends and operating results of such business, the planned expansion of those operations into new markets and applications, characteristics and trends in the digital marketing industry and the demand for products and services we offer, the need for and use of proceeds from one or more financings for strategic arrangements and partnerships, our future capital needs and ability to obtain financings and liquidity. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, working capital sources, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the future impact of the  geopolitical conflicts in Israel and Ukraine, inflation and Federal Reserve interest rate increases in response thereto on the economy including the potential for a recession, downturn in economic activity and the capital markets  and a resulting reduction in demand for our offerings, declines in expenditures for digital marketing campaigns and a trend towards in-housing those functions, our limited operating history and revenue, our ability to effectively navigate challenges posed by the complex industries we serve including the potential for rapid and unpredictable technological change, regulatory burdens and an intense competitive environment, and the delay in the launch of our Regulation A offering and any inability to raise sufficient capital therefrom. Further information on the risk factors affecting our business is contained in “Risk Factors” of our Offering Circular on Form 1-A, filed with the SEC on April 19, 2023, as amended. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

In response, management has taken steps to (i) improve the employee experience and in turn improve employee retention; and (ii) enhance our product offerings and strengthen our core solutions to the middle market. More specifically, in order to drive increased customer acquisition, the Company is focused on improved market differentiation related to product development and innovation in the key three areas of: (i) predictive analytics, (ii) supply optimization, and (iii) creative automation. In the second quarter we have developed an industry leading, data-driven addition to our tech stack, successfully incorporating several layers of artificial intelligence (AI), predictive analytics, and automation in the application of data science, audience insights and tech-powered creative, an integrated and holistic system designed to optimize performance in real time for our brand and agency customers. We have successfully taken our new AI-powered data science solutions to market through various ongoing sales and marketing activities and are currently activating campaigns and delivering impact for both existing and new customers. In addition, we are actively assessing the mergers and acquisitions (M&A) landscape to identify potential acquisition targets, whether creative, media or technology companies, with stable customers and revenues, that can drive improved business outcomes through integrated access to the Socialcom media services solution.

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

Results of Operations for the Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022

Revenue

Revenue was $4,349,533 for the three months ended September 30, 2023, an increase of $38,997, or 0.9% compared to revenue of $4,310,536 for the three months ended September 30, 2022. The increase in revenue was primarily due to a larger campaigns that ran during the period.

Costs of Revenue

Cost of revenue was $2,599,210 for the three months ended September 30, 2023, a decrease of $607,909, or 19.0% compared to $3,207,119 during the three months ended September 30, 2022. The decrease was driven primarily by higher margin on campaigns during the 2023 period resulting from larger campaign sizes in the period, as well as reduced operational costs related to the delivery of certain campaigns.

Our gross profit margins were 40% during the three months ended September 30, 2023 compared to 26% during the three months ended September 30, 2022. The increase was driven primarily by an increase in higher margin revenue delivered during the three months ended September 30, 2023.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $2,222,019 for the three months ended September 30, 2023, an increase of $215,865, or 10.8%, compared to $2,006,154 during the three months ended September 30, 2022. The increase was driven primarily by an increase in stock-based compensation expenses during the period.

Other Expense, Net

Other expense consisted of interest expense net of interest income, which was $1,165,641 during the three months ended September 30, 2023, an increase of $1,014,891, or 737%, compared to interest expense of $150,750 during the three months ended September 30, 2022. The increase was driven primarily by the amortization of the discount on the Decathlon loan and to increased principal balances under our notes payable.

Results of Operations for the Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022

Revenue

Revenue was $11,665,082 for the nine months ended September 30, 2023, a decrease of $1,128,384, or 8.8% compared to revenue of $12,793,466 for the nine months ended September 30, 2022. The decrease in revenue was primarily due to a loss of certain key customers and decrease in revenue from certain key customers resulting in part from the loss of key personnel, as well as trends in our industry and the U.S. economy including an increased in-housing of media buying by advertisers and agencies, inflationary pressures, interest rate hikes and recessionary concerns resulting in diminished demand and consumer spending. In response to these developments, management has taken steps to improve the employee experience and in turn improve employee retention, and enhance our product offerings and strengthen our core solutions to the middle market in order to drive increased customer acquisition, improved market differentiation and also campaign performance.

Costs of Revenue

Cost of revenue was $7,656,550 for the nine months ended September 30, 2023, a decrease of $1,315,746, or 14.7% compared to $8,972,296 during the nine months ended September 30, 2022. The decrease was driven primarily by a corresponding decrease in revenue as detailed above, as well as reduced operational costs related to the delivery of campaigns on lower revenues.

Our gross profit margins were 34% during the nine months ended September 30, 2023 compared to 30% during the nine months ended September 30, 2022. The increase was driven primarily by an increase in higher margin revenue delivered during the nine months ended September 30, 2023.

Selling, General, and Administrative Expenses

Operating expenses were $7,081,210 for the nine months ended September 30, 2023, a decrease of $702,203, or 9.7%, compared to $7,273,281 during the nine months ended September 30, 2022. The decrease was driven primarily by decreases in expenses related to sales and operations arising from the loss of certain members of those teams and lower operational costs due to lower revenue.

Legal Settlement

Legal settlement expense was $894,274 for the nine months ended September 30, 2023, an increase of $894,274, or 100%, compared to $0 during the nine months ended September 30, 2022. The increase is due to an increase in the amount of liability claimed by a vendor in a legal dispute and to court costs. See note 16.

Other Income (Expense), Net

Other income (expense) consisted of interest expense net of interest income, which was $1,611,270 during the nine months ended September 30, 2023, an increase of $1,014,891, or 673.2%, compared to interest expense of $454,463 during the nine months ended September 30, 2022. The increase was driven primarily by the amortization of the discount on the Decathlon loan and to increased principal balances under our notes payable.

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

For the nine months ended September 30, 2023, cash used in operating activities of ($2,752,819) resulted primarily from a net loss of ($5,578,222) adjusted for non-cash items totaling $2,587,303 and a net increase of $237,600 in the components of working capital. The $2,587,303 in non-cash adjustments to net income are attributable to primarily to charges of $1,172,638 in connection with a minimum interest liability on the Decathlon Loan; $512,153 related to employee stock-based compensation, and $432,901 for amortization of our office lease. The change in the components of working capital of $237,600 was due primarily to a ($1,424,950) increase in accounts receivable and a $1,108,089 increase in accounts payable, with the remaining change attributable to normal operational fluctuations in current assets and current liabilities.

For the nine months ended September 30, 2022, cash used in operating activities of ($3,741,713) resulted primarily from a net loss of ($3,906,574) adjusted for non-cash items totaling $855,848 and a net decrease of ($690,987) in the components of working capital. The $855,848 in non-cash adjustments to net income are attributable primarily to charges of $409,298 for amortization of our office lease and $208,540 related to employee stock-based compensation. The change in the components of working capital of ($690,987) during the period was due primarily to a $1,155,758 decrease in accounts receivable and a ($551,077) decrease in accounts payable, with the remaining change attributable to normal operational fluctuations in current assets and current liabilities.

Cash Flows Used in Investing Activities

Our primary investing activities consist primarily of the purchase of fixed assets and costs paid for the development of software to improve our platform. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

For the nine months ended September 30, 2023, we used $1,031,340 of cash in investing activities, consisting of $1,000,786 invested into securities related to the funding of the surety bond described in Notes 13 and 16, $21,848 invested in capitalized software and $8,706 to purchase fixed assets.

For the nine months ended September 30, 2022, we used $87,145 of cash in investing activities, consisting of $70,932 of cash for the development of software and $16,213 of cash used to purchase fixed assets.

Cash Flows Provided by Financing Activities

Our financing activities consisted primarily of the sale of common and preferred stock, borrowings and repayments of our debt, proceeds from forgiveness on borrowings, proceeds from the exercise of options issued under our equity compensation plan.

For the nine months ended September 30, 2023, cash provided by financing activities of $3,754,458 was due to $2,100,000 in proceeds from the issuance of convertible notes payable to related parties, $1,500,000 in proceeds from the sale of preferred stock, $500,000 in proceeds from the sale of common stock, and $5,071 from the exercise of stock options, partially offset by $350,613 in principal payments on loans.

For the nine months ended September 30, 2022, cash provided by financing activities of $965,900 was due to $500,000 in proceeds from the issuance of notes payable to related parties, $500,000 from the sale of common stock, and $50,000 in proceeds from notes payable, partially offset by $84,040 in principal payments on loans.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted Net Loss	2023	2022	2023	2022
Net Loss	$(1,637,337)	$(1,053,487)	$(5,578,222)	(3,906,574)
Interest, net	1,165,641	150,750	1,611,270	454,463
Taxes	-	-	25	1,791
Depreciation and Amortization	56,493	54,927	169,485	150,184
EBITDA	$(412,203)	$(847,810)	$(3,797,442)	$(3,300,136)
Stock-based compensation costs	94,911	156,028	512,153	208,540
Settlement expense (1)	-	-	894,274	-
Litigation expense (2)	3,000	-	28,122	105,067
Transaction costs (3)	27,727	-	198,174	-
Adjusted EBITDA	$(289,565)	$(691,782)	$(2,164,719)	$(2,986,529)

1.	Relates to one-time settlement accrual for Zeta dispute as described in Part II. Other Information Item 1. Legal Proceedings.

2.	Relates to litigation expense specific to Zeta dispute as described in Part II. Other Information Item 1. Legal Proceedings.

3.	Relates to legal and consulting fees specific to share exchange as described in Note 1 to the financial statements contained in this report.

Liquidity and Capital Resources

As of October 31, 2023, we have unrestricted cash on hand of approximately $112,285. Management believes this amount is not sufficient to meet our operating needs for the next 12 months, and in order to meet our working capital requirements, we will need to either raise sufficient capital or reduce our expenditures. We will rely on our ability to improve operating cash flow or raise additional capital through the sale of debt or equity securities and draw on our existing credit facility, in addition to our existing cash and cash equivalents to meet our working capital requirements for at least the next 12 months.

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

During the three months ended September 30, 2023, we recorded an increase in the minimum interest liability due on our Decathlon Loan in the amount of $900,000.

Series A Financings

On September 28, 2021, the Company sold 50,000 shares of Series A to an accredited investor for a total of $100,000 in gross proceeds.

On November 22, 2022, the Company sold 20,000 shares of Series A to an accredited investor for $40,000 in gross proceeds.

On February 24, 2023, the Company sold 25,000 shares of Series A Preferred Stock at a price of $30.00 per share for cash proceeds of $750,000 in the first tranche of a Securities Purchase Agreement originally entered into on January 30, 2023. In the second tranche, which closed on May 25, 2023, the Company sold an additional 25,000 shares of Series A Preferred Stock for an additional $750,000.

Financing Agreements

On June 13, 2019, Socialcom entered into an accounts receivable financing and security agreement (the “Financing Agreement”) which was amended on September 18, 2023.  The Financing Agreement as amended has a current maximum amount of $2,000,000 and an interest rate per annum equal to 5% plus the “prime rate”, which is defined as the higher of the highest rate as reported by the Wall Street Journal or 8.5%.  The Financing Agreement provided for an initial financing fee equal to 1/12th of the facility interest rate and additional monthly financing fees of 1/12th of the facility interest rate. The Financing Agreement is subject to an early termination fee equal to 2% of the maximum amount available under the Financing Agreement. Further, the Financing Agreement provides that Socialcom shall at all times use at least 20% of the maximum amount. The revolving credit facility under the Financing Agreement is secured by the trade accounts receivable of Socialcom and guaranteed by its assets and the assets of Vado, including the Socialcom common stock Vado holds representing 100% of the outstanding Socialcom common stock. Upon any event of default, the lender may, among other things, immediately demand repayment of all advanced amounts thereunder. The Financing Agreement provides, among other things, that the lender can immediately terminate the Financing Agreement and demand payment. In addition, Jason Wulfsohn, our Chief Executive Officer and a principal stockholder, guaranteed the loan and pledged his shares of Vado common stock to secure payment.

On December 31, 2019, Socialcom borrowed $3,000,000 (the “Decathlon Loan”). The Decathlon Loan is due June 30, 2024 and is secured by all the assets of Socialcom. The Decathlon Loan accrues interest at a variable rate based upon internal rate of return targets, which interest multiple is subject to increase by 0.015 upon an event of default. The effective rate of interest for the years ended December 31, 2021 and 2020 was approximately 17%. Repayments are required based upon a fixed percentage of our earned revenue. If not repaid prior the final balance is due on June 13, 2024. The Decathlon Loan is subject to minimum interest that escalates over the term of the loan. At September 30, 2023 and December 31, 2022, the potential liability for unearned minimum interest was $1,502,197 and $1,661,504, respectively. During the nine months ended September 30, 2023, the Company made principal and interest payments in the amount $23,558 and $139,754, respectively, on the Decathlon loan. During the nine months ended September 30, 2022, the Company made principal and interest payments in the amount $67,407 and $203,043, respectively, on the Decathlon loan.

Related Party Indebtedness

As disclosed in “Related Party Transactions” and in footnote 11 and 12 to our financial statements, Socialcom has a total of $3,200,000 in outstanding related party indebtedness payable to our officers and directors or affiliated entities. $600,000 of this indebtedness accrues interest at 15% and matures in March 2024, $800,000 of this indebtedness accrues interest at 7.25%, matures December 31, 2023, and is convertible into our common stock at a conversion price of approximately $0.233 per share. $500,000 of this indebtedness accrues interest at the rate of 8.25% and matures in December 2025, with the remaining $1,300,000 accruing interest at 7.25% and maturing in December 2025.

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

SBA Loan

One July 7, 2020, Socialcom borrowed $150,000 pursuant to the Small Business Administration Economic Injury Disaster Loan Program (the “EIDL Loan”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). On March 31, 2022, Socialcom borrowed an additional $50,000 under the EIDL Loan. Under the EIDL Loan, payments in the amount of $989 per month are due beginning in January 2023. The term of the EIDL Loan is 30 years, and the annual interest rate is 3.75%. EIDL Loan recipients can apply for, and be granted forgiveness for, all or a portion of loans granted if certain conditions are met. During the years ended December 31, 2022 and 2021, Socialcom accrued interest in the amount of $6,935 and $5,410, respectively, on the EIDL Loan. EIDL Loan amounts in excess of $25,000 are secured by Socialcom’s assets.

Regulation A Offering

On April 19, 2023, the Company filed an Offering Statement on Form 1-A (File No. 024-12227) contemplating the sale of up to 10,000,000 shares of its common stock for gross proceeds of up to $10,000,000, before deducting offering expenses, fees and commissions, in an offering exempt from registration under the Securities Act of 1933 as a Tier 2 offering pursuant to Regulation A promulgated thereunder. On July 25, 2023 we filed an amendment to the Offering Statement to, among other things, reduce the offering amount to $8,000,000, reduce the offering price per share to $0.40, and add a bonus share incentive feature wherein investors who purchase within enumerated thresholds are entitled to receive additional shares for no additional consideration. As of the date of this report, the Offering Circular has not been qualified by the SEC. The offering has been delayed due to a change in the initially contemplated broker-dealer for the offering and the offering terms, and there can be no assurance that we will be successful in raising all or a substantial portion of the offering proceeds sought.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

All material legal proceedings and material developments thereto have previously been disclosed.

ITEM 1A. RISK FACTORS

See the Company’s Offering Circular on Form 1-A (File No. 024-12227) for the Risk Factors applicable to the Company and its securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

As described in “Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation” under “Liquidity and Capital Resources - Financing Agreements,” on September 18, 2023, the Company and Socialcom entered into an amendment to the Financing Agreement and certain related agreements pursuant to which, among other things, (i) the Company guaranteed payment of Socialcom’s indebtedness thereunder and pledged its assets, including the shares of Socialcom common stock it holds representing 100% of the outstanding Socialcom common stock as collateral to secure such indebtedness, (ii) Jason Wulfsohn, the Company’s Chief Executive Officer and a principal stockholder, pledged his 74,311,816 shares of the Company’s common stock representing approximately 41% of the outstanding shares of the Company’s common stock, to secure the indebtedness, (iii) the interest rate of the loan facility was increased to 5% plus the “prime rate,” which is defined as the higher of the highest rate as reported by the Wall Street Journal or 8.5%, and (iv) the definition of event of default thereunder was revised to include a final, non-appealable judgment in respect of the previously disclosed Zeta litigation. The above description does not purport to be complete and is qualified in its entirety by the complete text of the Financing Agreement as amended and certain related agreements entered into in connection therewith, copies of which are filed as Exhibits 10.2 – 10.9 to the report.

On November 13, 2023, Socialcom entered into an agreement with Reeve Benaron, its director and a principal stockholder, and Kahala19 LLC, his affiliated entity, pursuant to which Mr. Reeve’s promissory note issued by Socialcom in the principal amount of $500,000 was amended as follows: (i) the due date was extended to December 31, 2025, with payments scheduled beginning July 20, 2024, (ii) the interest rate was increased to 8.25%, and (iii) the Kahala19, LLC replaced  Mr. Benaron as the holder of the promissory note as amended.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit Number	Exhibit Description	Form	Date	Number	Herewith
3.1(a)	Articles of Incorporation	S-1	01/18/18	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation	10-Q	07/15/20	3.1B
3.1(c)	Certificate of Amendment to Articles of Incorporation	8-K	04/01/21	3.1
3.1(d)	Certificate of Amendment to Articles of Incorporation	10-Q	10/12/21	3.1D
3.2	Amended and Restated Bylaws	8-K	05/29/20	3.1
10.1	Form of Amended and Restated Share Exchange Agreement*	8-K	2/21/23	10.1
10.2	Form of Convertible Promissory Note	1-A/A	7/25/23	3.1
10.3	Financing and Security Agreement, as amended*				Filed
10.4	Corporate Guaranty				Filed
10.5	Guaranty Security Agreement*				Filed
10.6	Stock Pledge Agreement				Filed
4.1	Certificate of Designations of Series A Convertible Preferred Stock	8-K	06/29/20	4.1
4.1(a)	Certificate of Amendment to Certificate of Designation of Series A Convertible Preferred Stock	8-K	2/21/23	4.1
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed
31.2	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				Filed
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Certain schedules and exhibits to this agreement have been omitted. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vado Corp.

Dated: November 14, 2023	By:	/s/ Jason Wulfsohn
Jason Wulfsohn, Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2023	By:	/s/ Ryan Carhart
Ryan Carhart, Chief Financial Officer (Principal Financial Officer)