Form 10-K
period 2023-12-31
Vado Corp.
filed 2024-04-16
CIK 1700849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2023

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER: 000-56616

VADO CORP.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	30-0968244
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

73 Market St.

Venice, CA 90291

(Address of Principal Executive Offices)

(888) 545-0009

(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

COMMON STOCK, $0.001 PAR VALUE PER SHARE

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates was approximately $46,785,102 as of June 30, 2023, based upon a closing price of $1.70 per share for the registrant’s common stock on such date.

On April 9, 2024, a total of 182,492,221 shares of our common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VADO CORP.

TO ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this ‘Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business and operations following our acquisition of a digital marketing and services company, future trends of such business, the planned expansion of those operations into new markets and applications, our efforts to implement and offer new technology and efficient resource allocation and the anticipated future benefits and results thereof on our operating results, characteristics and trends in the digital marketing industry and the demand for products and services we offer, our plan to search for and acquire complementary businesses and the objectives and potential impacts of those efforts, the need for and use of proceeds from one or more financings for strategic arrangements and partnerships, our future capital needs and ability to obtain financings and liquidity. All statements other than statements of historical facts contained in this Report, including statements that relate to our future financial performance, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. These forward-looking statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate,” “should,” “intend,” “could,” “potential,” “is likely,” “plan,” "continue," and similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include those summarized in the “Summary of Risk Factors” below and more particularly described below in “Risk Factors”. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. Some of the principal risk factors that make an investment in the Company speculative or risky are summarized as follows:

●	The loss of customers could significantly harm our business, financial condition and results of operations, particularly given our customer concentration.

●	Failure to manage our growth effectively or to maintain and grow our customer base and spending, could negatively impact our revenue and business.

●	We may fail to adopt to technological change or market developments, and may experience other challenges or adverse events related to our offerings.

●	The digital ad industry in which we participate is intensely competitive, and we may not be able to compete successfully with our current or future competitors.

●	We have sustained operating losses in prior periods, and there is substantial doubt concerning our ability to continue as a going concern.

●

We need to raise additional capital in the future by issuing debt or equity securities which could dilute our stockholders or have other adverse consequences, and we may be unable to obtain necessary financing if and when required.

●	We have a limited operating history and, as a result, our past results may not be indicative of future operating performance, and if we are not successful, you may lose your entire investment.

●	We saw a decline in revenue and gross profits in 2023 compared to the prior year, and if this trend continues, our business will be harmed.

●	Socialcom’s $2 million loan facility could result in a loss of the Socialcom business or change of control event if an event of default occurs.

●	Changes in laws or regulations, or a failure to comply with the laws and regulations applicable to us, may adversely affect our business.

●	Any decrease in the use of or demand for the advertising channels and ad space on which we depend could harm our operating results and growth prospects.

●	We often have long sales cycles, and may invest limited resources in leads that do not result in a new customer or increased revenue.

●	We may experience fluctuations in our results of operations.

●	Our access to quality advertising content and channels could be limited or reduced.

●	We could fail to meet content and inventory standards and provide services that meet our customers’ and others’ standards in a manner that harms our brand and reputation.

●	Economic downturns and market conditions beyond our control could adversely affect us.

●	Any unauthorized access to sensitive or personally identifiable information involving our services and platform would subject us to the risk of loss and other adverse consequences.

●	Third-party “cookies” or other technology we utilize could be rejected by ad channels or Internet users or become subject to unfavorable regulatory or private action.

●	Our future success depends on our key employees and on our ability to attract, hire, retain and motivate highly skilled employees.

●	We have limited intellectual property with which to protect our technology infrastructure and operations, and the proprietary rights we do have may be difficult to enforce.

●	We may be sued by third parties for alleged infringement of their proprietary rights, which would result in additional expense and potential damages.

●	We face potential liability and harm to our business including based on the nature of our business and the content we assist in distributing.

●

Our inability to successfully execute our strategy to search for and potentially enter into acquisitions and strategic transactions may have an adverse impact on our financial condition, operating results and growth and on an investment in us.

●	Because our common stock rarely trades, investors should not rely upon the prices at which our common stock may be or have been sold.

●

Our common stock trades sporadically on the OTC Pink Market, the market price of our common stock at any given time may not be representative of its intrinsic value, and the lack of liquidity may also adversely affect our investors.

●	Due to factors beyond our control, our stock price may be volatile.

●	Because trading in our common stock is so limited, our stockholders may depress the market if they sell common stock.

●	We have issued and may in the future issue preferred stock containing terms that are adverse to our or our other shareholders’ rights

●

The vast majority of our common stock outstanding is by a small number of stockholders some of which are also executive officers and directors, it may be more difficult other shareholders to influence our Company or for a third-party to acquire us and could depress our stock price.

●	You may experience dilution upon the exercise or conversion of outstanding or to-be issued derivative securities and sales of shares of our common stock.

These and other material risks we face are described more fully in Item 1A. – Risk Factors, which investors should carefully review prior to making an investment decision with respect to the Company or its securities.

PART I

ITEM 1. Business

Our History

In 2013 co-founders Reeve Benaron and Jason Wulfsohn formed Socialcom Inc (“Socialcom”) by bringing together three businesses they held: a creative agency, a digital performance agency, and a demand side platform (DSP) or programmatic media-buying platform. The core areas of expertise represented by each of these companies - creative and brand building, performance marketing and ad tech - still defines Socialcom’s unique competitive advantage today, as it continues to lean into full-funnel and omnichannel performance solutions for independent agencies and brands. During the last 10 years Socialcom has experienced significant achievements in terms of growth, market relevance, and product innovation, evidenced by an array of prestigious industry awards, including being named one of the fastest-growing companies in America by Deloitte, The Financial Times and the Los Angeles Business Journal, as well ranking on the Inc. 5000 list for four consecutive years, starting in 2019 and most recently in 2022. In 2021 Socialcom was an AdExchanger finalist for Best Programmatic Capabilities, a W3 Silver Award winner for best integrated campaign and in 2022 Socialcom VP of Partnership Solutions, Danielle Gale, was honored by Cynoposis as one of the Top Women in Media. Socialcom is the operating subsidiary of Vado Corp (the “Company,” “Vado,” “we,” “our” and “us”), which we acquired in the share exchange described below. Since 2023 the Company has been focused on developing powerful data science and predictive analytics solutions, through AXi, it’s proprietary suite of audience intelligence tools, that can help deliver significantly improved performance outcomes for their brand and agency clients, driving differentiation for their tech stack and competitive advantage for their clients.

Share Exchange

On February 24, 2023 the Company completed the share exchange (the “Exchange”) contemplated by the Share Exchange Agreement (the “Exchange Agreement”) dated January 30, 2023 with Socialcom and the stockholders of Socialcom signatory thereto (the “Closing”). Pursuant to the Closing of the Exchange, the Company issued the Socialcom stockholders signatory thereto a total of 169,434,640 shares of the Company’s common stock, representing approximately 96% of the shares of the Company’s outstanding common stock after giving effect to such issuance, in exchange for all of the shares of Socialcom common stock held by such Socialcom stockholders. As a result of the Closing of the Exchange, Socialcom became an approximately 96.6% owned subsidiary of the Company.

In connection with the Exchange, the Company also agreed to the following: (i) the cancellation of 93 million shares of common stock held by David Lelong, a director of the Company who at that time was also the Company’s sole officer, which cancellation was effected at the Closing, (ii) the issuance 22,793,540 options to purchase common stock of the Company to Socialcom directors, officers, employees and consultants under the Company’s 2023 Equity Incentive Plan in exchange for the cancellation of 2,604,976 outstanding Socialcom stock options held by such persons, and (iii) execution of the Stock Purchase Agreement (the “SPA”) for a financing resulting in gross proceeds to the Company of $1,500,000 (the “Secondary Financing”). The first tranche of the Secondary Financing, in which the Company sold 25,000 shares of Series A Convertible Preferred Stock (the “Series A”) for $750,000, closed simultaneously with the Closing of the Exchange. The second tranche of the Secondary Financing in which the Company sold an additional 25,000 shares of Series A for an additional $750,000 closed on May 25, 2023.

Effective at the Closing, the number of directors of the Company was fixed at three, and Jason Wulfsohn and Reeve Benaron were appointed to serve on the Board of Directors. Effective upon the Closing, David Lelong tendered his resignation as the sole officer of the Company, and Jason Wulfsohn and Ryan Carhart were appointed as the Company’s Chief Executive Officer and Chief Financial Officer, respectively. Mr. Lelong remains as a director.

Our Industry

Digital advertising is a rapidly growing industry that is constantly evolving, in a highly competitive, increasingly complex marketplace. Magna forecasts a 6.4% increase in total U.S. ad spending in 2024 with digital formats expected to increase by 10.0%, while non-digital formats decrease by 5.9%. According to Statista, advertisers in 2022 in the United States spent nearly 127 billion U.S. dollars on programmatic digital display advertising with expenditures expected to increase to nearly 168 billion U.S. dollars by 2024.

In its 10 years of operations Socialcom has been a leader in providing complete end-to-end solutions for digital marketing, during which time our industry has experienced major changes that are expected to continue to transform our industry. These include:

Reduced access to third-party data: Beginning in 2024, Google began the process of phasing out the system of third-party “cookies’’ that has dominated the addressable advertising industry for over a decade. While third-party data is already significantly weakened by evolving privacy policies, this full deprecation is expected to create significant opportunities for next-generation technology companies that can provide media buying solutions and minimize performance disruption for advertisers and agencies. As increasingly savvy audiences grow fatigued with the proliferation of “ad noise” in the ecosystem, concerned with data privacy and more likely to opt out of tracking when given the option, it becomes more challenging for marketers to reach their audiences and accurately track performance metrics. Socialcom thrives in delivering actionable solutions and tactics that help our customers stay ahead of this rapidly accelerating curve.

Increased use of artificial intelligence (AI) and machine learning: These technologies allow for more targeted and personalized advertising, as well as improved ad placement and optimization.

Shift to mobile: With more and more people using mobile and multiple devices to access the internet, mobile advertising is becoming increasingly important.

Growth of omnichannel advertising: Amid the rise of over-the-top (OTT), CTV and social media platforms continue to rival and in many cases overtake traditional linear broadcast, advertisers and audiences have embraced an omnichannel, “Everything, Everywhere, All at Once” expectation.

Increased focus on privacy and data protection: With growing concerns about data privacy and security, companies are investing in new technologies and practices to protect consumer data and ensure compliance with regulations.

Emergence of new ad formats: From augmented reality to interactive video, innovative ad formats offer new ways for brands to engage with consumers, and for customers to engage with brands.

Growth of Programmatic Advertising: Accurate audience segmentation with more efficient targeting and measurable results facilitates more sophisticated digital content delivery across multiple platforms. This results in more personalized content, and greater customer engagement, which in turn translates into higher retention and extended customer lifecycles, representing additional opportunities to sell and upsell customers.

Results for small- and mid-sized businesses: While large companies have been able to deploy massive, expensive, enterprise solutions, the rise of highly targeted, measurable and efficient advertising technologies, powered by programmatic expertise, has enabled small and mid -sized businesses to effectively harness the same power of digital media in equally meaningful ways. Localized campaigns, yielding measurable results and higher advertising return on investment (ROI), means these companies can deploy marketing dollars and make decisions on their digital spend based on measurable success metrics linked to their digital campaigns.

Audience segmentation means delivering for traditionally underserved sectors: Granular dissection of audience profiles allows for significant audiences that may have been ignored or overlooked to be served. The definition of underserved audiences may include multi-cultural, minority and LGBTQ+ which combined, according to some estimates, make up an increasing percentage of the U.S. population, a trajectory that some expect to continue. Advertisers increasingly want to connect with these segments of the population in their natural media consumption environment and to learn from the insights gathered from these consumers.

Industry fragmentation: There are clear indicators that the fragmentation of the digital advertising landscape will continue to accelerate with more destinations, more suppliers, more measurement and more data. The resulting complexity and friction places an even greater premium on the tools, products, interfaces and expertise to navigate the fragmented landscape. Simply put, when everything is broken into pieces that do not talk to each other, the need for connective tissue is greatest. This need for a new interoperability presents a sizable opportunity for an integrated and unified solution.

Our Market Opportunity

We identify our core market opportunity as small to medium sized businesses that comprise the mid-market sector, often defined as companies reporting up to $1 to 3 billion in annual revenue. These companies combined, are generally considered to represent a majority of U.S. GDP. In addition, we also support medium to large sized brands, including those that would be categorized as light enterprise and enterprise level, as well as larger independent ad agencies, along with publicly owned agencies within holding company structures.

Socialcom is highly effective at serving these core groups of marketers in three ways, through direct-to-consumer (D2C), business-to-business (B2B) and business-to-consumer (B2C), and across multiple verticals, from retail and ecommerce, health and wellness, to financial services, higher education, governmental agencies and consumer electronics to name just a few. We engage both directly with performance-oriented brands and also with the independently owned and operated digital ad agencies who service them. Estimates suggest there are over 48,000 digital advertising agency businesses in the U.S. as of 2023, an increase of over 16% from 2022.

Since the COVID-19 pandemic, and in a down economy, there is often greater pressure on ad spend performance. This has only grown the market reliance on digital performance tactics that are more measurable, more targeted and can be more directly linked to measurable business goals. As marketers move more of their advertising budgets from brand to performance, this can drive an increasing and frequently unmet need for an integrated omnichannel solution that achieves improved performance and return on advertising spend (ROAS) outcomes, by effectively targeting audiences wherever they are, on any device, with the message they want, and at the moment they want to receive it.

As we continue to see a certain amount of macro-economic volatility, as well regulatory and technology-related shifts within the ad tech ecosystem, we have significantly evolved and expanded our omnichannel performance tech-stack, ensuring that we can help marketers achieve scalable and sustainable performance outcomes in a post cookie ecosystem, in particular through the development of powerful data science and predictive analytics tools that help level the playing-field for performance and challenger based marketers.

Our Solution

We are a performance-first omnichannel programmatic advertising company that partners with challenger brands and independent agencies to exponentially increase their revenues and lower their cost of customer acquisition through our powerful combination of integrated platform solution, advanced data science tools and seasoned and strategic talent.

Our mission is to imbue every audience interaction across the digital ecosystem with measurable performance and bring those interactions together to deliver better business outcomes for our customers, while helping marketers lean into next-gen technology solutions that can help them level the playing field in competitive categories.

We work with our customers to deliver effective and flexible media plans built around digital strategies focused on the unique key performance indicators (KPIs) of every campaign, leveraging the widest available range of platforms and tactics from across the full-breadth of the digital and also linear or traditional media landscape. We deliver a suite of products and tools that allow marketers to engage and convert their desired audience segments with data-powered precision, driven by personalized messaging crafted to an exact moment within the often non-linear conversion journey of today’s consumer. This is achieved with an array of specialized products, along with a unified tech stack that powers the journey from start to finish, from audience targeting to bespoke creative to powerful reporting, measurement and attribution tools.

We believe that our company is exceptionally well positioned to continue to deliver results for both agency and brand direct customers, and we have built integrated, future-first products, platforms and services to drive successful end-to-end campaigns:

For agencies, we offer strategic, omnichannel programmatic solutions using a combination of innovative technology, targeted media buying, data-driven analytics and high-impact creative to ensure better campaign performance. Our seamless omnichannel reporting tools can also be clear-labeled for customers, typically ad agencies, to quantify and visualize performance and attribution data for their end customer.

For brands, our expert strategic teams leverage the latest programmatic and machine learning technologies to analyze and optimize across 24 real time ad platforms, using a suite of tools designed to maximize any ad spend, all continuously optimized with real-time data, actionable insights, and omnichannel performance tracked in one seamless, unified dashboard. Analyzing millions of historical data points with our machine learning technology, every campaign’s unique goals and KPIs are considered to ensure we recommend and deploy the optimal blend of platforms and channels that will deliver meaningful and ideally scalable performance results.

Our business intelligence tools collect data across the entire user journey, reporting trends on channel, tactic, platform, audience, media type and creative. Comprehensive access to this data, both first and third party data sets, including by activating an array of post-cookie solutions, puts relevant insights and learnings directly into the hands of our buyers and also our customers, offering clear ways to understand which campaigns are most effective and why, while also providing the insights for our seasoned buying team and traders to continuously optimize media plans to drive growth. Although anticipated cookie restrictions pose challenges to our industry, as described below under “Risk Factors,” we believe they also pose opportunities to digital ad enterprises like ours willing to dynamically adapt to the industry changes that will result.

In particular our suite of emerging data science tools, known in-market as AXi, is built around AI-enabled, performance-first solutions that leverage multiple disparate data sets that deliver holistic and integrated performance impact throughout the digital ecosystem, seeking to engage high-intent audiences through the deployment of custom algorithms and automated cross-channel optimization to help drive scalable performance throughout the purchase funnel, and across channels and devices.

Our award-winning in-house creative studio crafts captivating and high-performing digital ad content, often powered by the latest creative technologies, from landing pages to animated and often immersive ad units, as well as photo shoots, video production and post -production. We offer a full range of capabilities in branding, design and production across the spectrum of app, web, photo and video, including user generated content, as well as influencer and creator content. With this ability to deliver a full end-to-end creative service for our performance customers, combined with our omnichannel solutions and expertise, we not only drive multiple revenue streams for our company, but we integrate each of our core service solutions to help ensure successful, sustainable and scalable campaigns for our customers, taking direct responsibility for their campaign success and ROI throughout every step of the campaign and customer journey.

Products and Services

Omnichannel Platform

Socialcom’s key technology which enables it to provide digital advertising services to customers is tdX, an innovative omnichannel trading desk platform providing unified buy-side access at scale to the digital media ecosystem, including 24 performance platforms across programmatic, display, CTV, DOOH, and audio, along with search and social. tdX offers a holistic performance solution, unified by Socialcom’s robust data infrastructure, delivering real-time campaign learnings and cross-channel performance optimizations, along with sophisticated insights and predictive analytics demonstrated to drive scalable and sustainable campaign outcomes. Tech-enabled creative services, available from the Company’s internal creative team, Socialcom Studio, provides performance-oriented brand and product ad creative and other digital content for deployment within customer campaigns.

The 24 channels and platforms represented within tdX are comprised of multi-use web companies such as Google and Amazon, social media sites such as Facebook and TikTok, and programmatic advertising platforms such as theTradeDesk and AdsWizz, to name just a few. Socialcom uses tdX to prepare, analyze, execute and monitor digital ad campaigns that are tailored to a customer’s specific digital advertising needs and desires.

By providing marketers comprehensive access to the digital advertising activities of each of these platforms within a single integrated system, Socialcom is able to deliver digital advertising solutions to its customers in a manner designed to more effectively execute and deploy their marketing strategies and locate, engage and convert target audiences. Through their managed service solution Socialcom is able to support their customers’ campaigns by leveraging the Company’s ability to deploy programmatic omnichannel advertising campaigns on the channels that can be accessed through tdX. Programmatic advertising refers to using software to purchase digital advertising space for distribution over the Internet. Programmatic advertising makes the purchasing of digital ads more efficient by employing computer technology to provide for a more streamlined and efficient ad space selection, purchasing and deployment process when compared to more traditional approaches such as contacting website operators directly and negotiating terms on an individualized basis. In this respect, we and our platform, together with the channels accessible on it, serve as an intermediary between customers seeking to execute an effective ad campaign, and the appropriate channels of digital communication on which to display digital advertisements to prospective consumers of the products and services being advertised.

Unlike non-digital advertising, digital advertising allows for more data-driven ad campaigns and can give real-time performance details of advertising campaigns and outcomes. The availability of user data and rich targeting capabilities makes digital advertising an effective and important tool for businesses to connect with their audiences. Socialcom’s software offers data analytics and makes strategic recommendations that assist users in making decisions to allocate their available advertising budgets and other resources towards platforms and ads that may better position their advertising campaign for success. In one key innovation, the platform evaluates over 250 specific campaign criteria, implementing up to 50 filters to help identify the best combination of platforms and channel combination to optimally deliver against a campaign’s unique KPIs, powered by a review of millions of historical campaign data points. As described below under “Competition” some of the DSPs and platforms available on tdX are both key partners as well as being our competitors.

Self-Service Platform

In 2022 Socialcom launched Admatx, a powerful self-serve DSP built on The Trade Desk DSP, centered around the principle of democratizing access to enterprise-level adtech by placing control into the hands of the customer without requiring a prohibitive minimum spend or a long-term subscription commitment. Unlike tdX which is built to serve the needs of the middle-market, Admatx is focused entirely on the small-to-midsize businesses (SMB) marketer, looking for an easy-to-use performance DSP without any spend minimums. As discussed above, the scale of this addressable market is considerable, covering both smaller independent digital agencies and also brand direct relationships, representing a substantial portion of the U.S. economy.

Because of its recent launch, to-date Admatx has only accounted for a small percentage of our revenue, with the balance remaining attributable to our digital ad solutions and managed-services provided through our operation of the tdX platform, however we anticipate continued robust growth moving forward.

Audience Intelligence Tools

In 2023 the company launched AXi, a suite of privacy-safe, AI-powered, advanced data science and performance tools built to address today’s challenges and drive real results. Holistically leveraged throughout the digital landscape by our expert teams with deep experience across verticals, AXi helps identify, model and target the right audiences efficiently, driving revenue growth and optimizing spend towards a greater ROAS, at scale. The solution maximizes budget efficiency via expansive data access, custom bidding algorithms, and continuous optimization based on real-time performance. Our solution is also privacy-safe, built from the ground up for compliance with evolving privacy regulations, with no personally identifiable data being handled or stored, and data sets opted-in and consented. In addition our solution is built with a cookieless-first approach, ensuring that campaigns will perform today and is also expected to perform in tomorrow’s post-cookie landscape. Each of the tools in the AXi suite can be activated individually or alongside one another, to meet the specific needs and goals of any campaign.

Creative Services

To supplement and enhance our omnichannel media offerings, customer success teams and marketing capabilities, we also offer clients access to our award-winning creative team, which designs and develops targeted brand and product messaging to customers – in the form of static, animated and high-impact ad units, organic social content, including video, as well as landing pages and complete websites - with a view to strengthening performance outcomes through the production of engaged and targeted ad creative and organic content designed to resonate powerfully with precisely defined target audiences.

Our Growth Strategy

We advise our customers to learn and iterate using data driven strategies to drive growth. If it’s good for our customers, it’s good for us too. For this reason, we have developed a multi-pronged strategy designed to build on the momentum we have generated over the last 10 years and take advantage of significant strategic growth opportunities moving forward.

Our strategic focus on underserved middle-market agencies and brands has enabled us to develop sizable market share for our offerings. However, although we have been consistently ranked as one of the fastest growing ad tech companies over four consecutive years by Inc. 5000, we have still only penetrated a fraction of our total addressable market. So while we continue to build on our momentum, delivering exceptional performance outcomes for our customers and driving sustainable repeat business, we are also evolving our sales and marketing strategies to drive improved outcomes, by expanding our internal and external lead generation solutions, plus improving efficiencies and streamlining both departments to strengthen impact and our ability to grow our customer base through more robust access to our targeted addressable markets.

That includes successfully expanding geographically into relatively underserved, potential high growth, international markets including the Middle East and in particular the GCC region, as well as Southern Africa, along with newer growth initiatives in South East Asia and Latin America.

That also means product development and innovation in three key areas:

Predictive Analytics: our data science team can leverage powerful machine learning to produce statistical representations of customer behavior, without sacrificing privacy or quality, ensuring that our customers understand performance projections from the very start of every campaign. In addition, through a combination of advanced machine learning technology with high quality behavioral data, we can more accurately identify prospective customers across the full omnichannel landscape, driving improved performance outcomes throughout the campaign lifecycle. This end-to-end predictive model is intended to improve upon the performance of standard audience segments and native DSP targeting, enabling a dynamic bid-optimization solution that automatically adjusts bids based on the model's prediction about a customer's propensity to act. Ultimately this allows advertisers to allocate more budget to the ads and impressions that are most likely to perform, while also deploying campaigns faster based on recommendations that anticipate campaign performance pre-launch.

Supply Optimization: our technology team is developing solutions to ensure that our ad operations (ad ops) and buying teams are able to find the optimal route to the best performing programmatic and digital performance inventory, removing any redundant intermediaries and streamlining access to the best performing supply. We also anticipate the results of these tech powered innovations to include improved business processes for the company, in part by replacing unprofitable bids with those that ensure customers receive optimal value and improved outcomes for their digital media budgets.

Creative Automation: through industry partnerships our creative team is developing creative automation tools to remove design repetition tasks for the production of high-volume campaigns, reducing the need to manually crop, resize, and lay out image ads. Beyond this we are developing dynamic optimization solutions that create hyper-personalized ads based upon real-time data about the viewer at the moment of ad serving to ensure ads are both more relevant and better optimized toward performance. Our tools are able to interpret an array of meaningful targeting variables to ensure the most personalized ad is served.

That means continuing to expand into new channels and finding the customer where they are, from CTV to DOOH to programmatic audio.

And that means developing new and next generation opportunities for customers in emerging technologies, including augmented reality (AR) and virtual reality (VR), web3, non-fungible tokens (NFT) programs and metaverse integrations.

Moving forward we intend to advance our industry leading, data-driven approach to the next level, incorporating additional layers of AI, predictive analytics, and automation in the application of data science, audience insights and tech-powered creative, an integrated and holistic system designed to optimize performance in real time for our brand and agency customers.

Finally, we are constantly assessing the M&A landscape to identify potential acquisition targets, whether creative or media agencies, with stable customers and revenues, that can drive stronger business outcomes through integrated access to the Socialcom media services solution. With a proven track record of executing this model, through our prior purchase of Big Buzz Marketing Group, this is an approach that can drive revenue growth and expanded market share, plus enable us to improve operational and cost efficiencies by integrating teams and implementing other efficiency solutions.

In the furtherance of these efforts, in March 2024 we obtained the customer base of another enterprise, consisting of 11 customers and one prospective customer, plus the 14 employees of that enterprise. Included in this transaction is approximately $4.1 million of prepaid amounts on customer arrangements, which we will receive from the enterprise on a monthly basis subject to that party’s offset rights with respect to employee compensation, and to our performance of the related services under the customer arrangements. Within this expanded customer portfolio, across multiple categories where we possess comparable expertise, there are significant opportunities for upselling and cross selling, especially in light of the expanded set of media capabilities, including extensive expertise with traditional and linear channels like broadcast and cable TV, radio, print and out-of-home advertising.

Roll-up M&A Strategy

We are engaged in a sustained effort to execute an ongoing roll-up strategy, by identifying and potentially acquiring relevant agency and marketing focused companies that together can deliver expanded market relevance through the integration of each company’s respective capabilities, as well as the opportunity to cross-sell and upsell into the combined portfolio of customers. The larger goal is to help drive revenue scale through inorganic growth, improve operating efficiencies within the acquired entity through potentially streamlining operations, and explore how to improve performance outcomes through an expanded and integrated suite of performance solutions, including newer areas such as traditional media buying, influencer marketing and public relations.

Customers

The digital advertising industry is undergoing significant expansion, replacing traditional models and constantly refreshing newer models. In this evolving landscape we serve many of the constituents on the demand-side of the ecosystem, from performance-oriented brands that we work with directly, to middle-market ad agencies which we assist in providing services to third party businesses, with our revenue streams maintaining a split between D2C, B2B and B2C marketers, and across numerous verticals, reflecting our resilience in the face of temporary market fluctuations in specific sectors. Our customers represent a large range of business types, sectors and audiences.

In recent years, high-growth verticals for Socialcom have included, but are not limited to, ecommerce, financial services, health and wellness, higher education, travel and hospitality, apparel, D2C and government agencies. During this same period independent agencies, looking to leverage our technical and strategic expertise and access the broadest possible range of available performance channels - and without having to recruit and retain large internal teams or meet costly monthly minimum spend requirements on specific platforms - have also represented a significant opportunity for the Company.

We have a material amount of customer concentration with respect to our cumulative revenue. In the fiscal year ended December 31, 2023 (“FY 2023”), 5 customers accounted for approximately 45% of our revenue, and 10 customers accounted for approximately 65%.

Competition

The digital advertising industry in general, and buy-side digital advertising industry in particular, is a highly competitive, technology-driven and constantly evolving industry with new market entrants frequently emerging, in part due to relatively few barriers to entry when compared to certain other industries. Overall digital advertising spending historically has been highly concentrated in a small number of very large companies that have their own inventory, including Google, Facebook and Amazon, as well as Internet and cellular service providers, all of which with which we compete for digital advertising space and demand. We also compete with larger publicly traded digital ad platform operators, such as theTradeDesk, Viant Technology, Inc. and Direct Digital Holdings, Inc., which have greater financial and other resources than we do, and smaller digital ad and related businesses with a specialized focus such as in serving a particular industry or geographic reach. Further, because of the online nature of our operations, the channels we offer access to on our platform are sometimes also our competitors, and customers may elect to terminate us as an intermediary and go directly to those platforms for their ad campaign with relative ease, with any obstacles to access including spend minimums and some technical knowledge.

Furthermore, there has been rapid evolution and consolidation in the advertising technology industry, and we expect these trends to continue, thereby increasing the capabilities and competitive posture of competitive enterprises, particularly those that are already dominant in the industry in various ways, and enabling new or stronger competitors to emerge. Based on the current focus of our competitors, there is even more opportunity for engagement in the underserved and multicultural markets on which we focus, although this may be coupled with an increase of competitive offerings in response to this trend.

Human Capital

As of March 15, 2024, we have 56 employees, including 52 full-time and four independent contractors.

We seek to hire the very best talent in the U.S. and since the COVID-19 pandemic in 2020 we also now hire internationally, and we endeavor to maintain exceptional relations with a diverse workforce built upon the goal of delivering the optimal employee experience, from ongoing learning to professional growth to purpose and community and purpose-led outreach. Our longstanding policy of inclusiveness is designed to foster an environment that promotes innovation and a wide range of perspectives. Our work practices are founded on a fundamental respect for equity and inclusion and a commitment to ethical business conduct that extends to our relations with our employees, customers and other stakeholders. We also actively measure employee engagement and satisfaction on an ongoing basis, as we believe a happy workforce leads to a more innovative, productive and ultimately more successful enterprise.

Our culture leans into the core principles of passion, purpose and performance with multiple opportunities for team members to participate in purpose-led projects, from pro-bono campaigns for impact organizations and nonprofits, to contributing to ongoing campaigns on behalf of various purpose-driven customers, covering advocacy, politics and sustainability. From a performance standpoint we seek to foster a working environment that consistently delivers learning and growth opportunities for each of our employees, while closely tying compensation, and specifically bonus payments, to the measurable performance of customer campaigns. Simply put, we endeavor to create a workplace environment where employees treat our customers’ success as linked directly to their own success, thereby producing high levels of professional drive and engagement throughout the entirety of the Company’s workforce.

Sales and Marketing

We focus on maintaining effective sales and marketing teams, with the goal of robust out-bound market penetration and driving a high volume of high-quality in-bound leads. The sales team leverages leading enterprise tools for prospecting and lead generation, with powerful customer relationship management (CRM) and full-customer lifecycle management systems, and with sales leaders located in key markets across the United States, including Los Angeles, New York, Dallas, Chicago and Detroit, along with sales contractors in London, San Francisco and the GCC region in the Middle East. Our marketing team, which works in close partnership with our strategy, ad ops and creative teams, leverages paid media, content marketing, organic content, webinars, events and public relations to drive awareness and visibility for our brand and ensure we are driving strong in-bound lead generation. Team members have often been quoted and published in trade publications that include Entrepreneur, Forbes, Digiday, Adweek, AdExchanger, Modern Retail, MarTech Series and AW360.

Government Regulation

In the United States, both federal and state legislation govern activities such as the collection and use of data and privacy issues in the advertising technology industry. International regulations also exist and are addressed only generally herein. As to the United States, federal and states laws may limit the ability to collect, augment, analyze, use and share data. Applicable laws and regulations may change from time to time, including those relating to the level of consumer notice, consent, and/or choice required when a company employs cookies or other electronic tools to collect data about interactions with users online. Thus, the below constitutes a general summary of the applicable legal and regulatory environment at this time, as well as some notable laws on the horizon.

In June 2022, the American Data and Privacy Protection Act (“ADPPA”) was introduced in the U.S. House of Representatives (the “House”) with bipartisan support and, if enacted, would give consumers certain rights over their data and require that businesses process data under a fiduciary obligation. While data collected to provide a service unrelated to advertising would remain a permitted use, under ADPPA, a business could not collect data simply for the purpose of targeting ads. The bill does carve out one exception related to advertising by permitting data collection to measure the performance of advertisements. Additionally, ADPPA would also empower the Federal Trade Commission (“FTC”) to regulate privacy in a more explicit manner.

As of the date of this Report, the House has not yet voted on the ADPPA. In November 2023, the Digital Accountability and Transparency to Advance Privacy Act (the “DATA Privacy Act”) was introduced in the Senate and subsequently referred to the Committee on Commerce, Science, and Transportation. If enacted, the DATA Privacy Act would require the FTC to promulgate new regulations relating to data processing procedures and consumer rights to access, correct, and delete data stores by a covered entity. As of the date of this Report, debate surrounding a federal regulatory regime for data privacy remains ongoing.

Additionally, the Children’s Online Privacy Protection Act (“COPPA”) imposes restrictions on the collection and use of data provided by children under the age of 13 by child-directed websites or online services, such as apps, directed to children or any website if the collection of such data is known to the website or app operator. In January 2024 the FTC released a notice of proposed rulemaking, proposing to amend COPPA’s definitions, modifying the parental consent requirements and methods, creating a school authorization exception to the parent consent requirement, and modifying the data retention and deletion requirements, among other proposed changes.

The FTC and many state attorneys general are interpreting federal and state consumer protection laws to impose standards for the online collection, use, dissemination, and security of data. In addition, federal and state governmental authorities continue to evaluate the privacy implications inherent in the use of third-party “cookies” and other methods of online tracking for behavioral advertising and other purposes. Generally, the U.S. government has enacted legislation and regulations, and may enact further legislation or regulations in the future, that could significantly restrict the ability of companies and individuals to utilize online behavioral tracking, such as by regulating the level of consumer notice and consent required before a company can employ cookies or other electronic tracking tools or the use of data gathered with such tools. This is also occurring with states laws, as discussed below.

In addition to potential federal laws on the horizon, numerous states have enacted their own privacy regulations. The California Privacy Rights Act (the “CCPA”), which took effect in 2020 and was subsequently amended in 2020 by Proposition 24, the California Privacy Rights Act, requires informed consent on the part of consumers whose data is collected. Under the CCPA consumers can opt-out of the sale of their data and the CCPA provides California residents with the right to know who is collecting their information, how it is being used, and to whom it is disclosed. Further, under the CCPA, contracts to sell data to third parties have to contain certain provisions defining how the third party may use that data, and it must include caveats about consumers being able to opt-out and thus prohibiting the transfer of such data. California law also requires data brokers to register with, and provide certain information to, the California Privacy Protection Agency. The registration requirement applies to any business that knowingly collects and sells any consumer information to third parties with which that business has no direct relationship.

Other states like Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Montana, New Hampshire, New Jersey, Oregon, Tennessee, Texas, Utah, and Virginia have enacted comprehensive consumer data privacy laws. Maine, Michigan, Minnesota, Nevada, New York, Vermont, and Washington have enacted narrower consumer privacy laws.

As for outside the United States, there is an evolving concert of both national laws and regulatory bodies which should be considered. The European Union’s “GDPR” is considered the most restrictive privacy and security law in the world. The GDPR defines “personal data” broadly, and it enhances data protection obligations for controllers of such data and for service providers processing the data. The GDPR requires companies to have a legal basis for data processing, which shall be lawful only under specific conditions, such as to fulfil a contract, gain consent, and or some other legitimate interest. In a recent notable ruling by the GDPR’s “board of protection”, it held that META Ireland and Facebook Norway engaged in ongoing infringements of the GDPR because of an inappropriate use of the legal bases of contract and legitimate interest for processing personal data for behavioral advertising purposes.

Generally, the GDPR applies to any company established in the European Economic Area (“EEA”) and to companies established outside the EEA that process personal information in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. More specifically, these obligations may include limiting personal information processing to only what is necessary for specified, explicit, and legitimate purposes; requiring a legal basis for personal information processing; requiring the appointment of a data protection officer in certain circumstances; increasing transparency obligations to data subjects; requiring data protection impact assessments in certain circumstances; limiting the collection and retention of personal information; increasing rights for data subjects; formalizing a heightened and codified standard of data subject consents; requiring the implementation and maintenance of technical and organizational safeguards for personal information; mandating notice of certain personal information breaches to the relevant supervisory authority(ies) and affected individuals; and mandating the appointment of representatives in the UK and/or the EU in certain circumstances.

ITEM 1A. Risk Factors

RISK FACTORS

Risks Related to Our Business and Financial Condition

Following our recent assumption of certain customer accounts and employees of another business, we may not be successful in integrating these accounts and employees into our existing operations or maintaining the customer relationships derived therefrom.

In March 2024 we obtained 11 customer accounts and 14 employees from another company in the digital ad space. Included in this transaction are customer prepayments held by the counterparty totaling $4,164,269 for future services to be rendered on customer accounts, subject to performance of the services on such accounts and on the counterparty’s right to offset transferred employee compensation. While this provided a potential source of substantial additional revenue for our business, we may not be able to integrate the employees and customers obtained into our business without difficulty, which could reduce the benefit anticipated from the transaction, and onboarding these added operations could have a material adverse impact on our existing operations. Further, the additional employees come with added costs, which may not be offset from anticipated additional revenue from the new customers in future periods. If we are unable to integrate the new customer accounts and employees efficiently or within a reasonable time period, we could lose some of the potential benefits of this transaction, and could experience other adverse consequences impacting our business and financial condition.

The loss of customers could significantly harm our business, financial condition and results of operations, particularly given our customer concentration.

Our customer base consists primarily of small-to-mid-sized advertising agencies and businesses, including businesses that advertise their products and services directly to consumers and advertising agencies that assist other businesses in advertising to consumers, over a wide variety of industries. As disclosed under “Item 1. – Business –Customers,” our operating results are subject to a material amount of customer concentration, with five customers accounting for approximately 45% of our revenue and 10 customers accounting for approximately 65% of our revenue in FY 2023. In the majority, but not every instance, we do not have exclusive relationships with customers, and we depend on sales and service focused personnel to work with our existing and prospective customers to build and maintain advertiser and advertising agency relationships and prepare and implement effective advertising campaigns. When they are not long term Master Service Agreements (MSA) or Agency of Record (AOR) relationships, our agreements with customers generally allow them to terminate their relationship with us on short notice. The loss of our customers, or the personnel in charge of establishing or maintaining relationships with them could potentially significantly harm our business, financial condition and results of operations.

Further, a significant proportion of our customers are advertising agencies. In our relationships with these agency customers, Socialcom is contracted to develop and execute digital ad campaigns, and therefore such agency customer could be terminated by its own client, resulting in a loss of revenue to us by reducing that agency’s spending on our platform and services. In addition, due to the often non-exclusive nature of our relationships with customers and the fact that some advertising agencies have strong relationships with our competitors in the industry, such agencies may direct their advertisers to competitors rather than to us in the future.

In cases where we work with advertising agencies, there is a risk that the agency does not collect from their own advertiser customer and subsequently may be unable to remit payment to us. Further, we sometimes work growth-stage advertisers, who have inherent credit risk profiles that can subject us to greater credit risk in seeking repayment. In addition, typically, we are generally contractually required to pay advertising inventory and data suppliers within a negotiated period of time, regardless of whether our customers pay us on time, or at all. In addition, we can experience slow payment cycles by advertising agencies, which can sometimes be common in our industry. While we attempt to negotiate long payment periods with our suppliers and shorter periods from our customers, we are not always successful. We also often institute a provision known as sequential liability when can mitigate this risk by requiring advertising agency customers to pay Socialcom regardless of whether they are paid by their customer or not.

In addition, our customers may change budget allocations or their own internal technology infrastructure, or otherwise experience changes to their business or operations that encourages or results in them reducing or ceasing the use of our platform and services, in which event we may lose revenue from those customers. In addition, some customers have or could develop their own relationships with suppliers of advertising inventory, channels and technologies, rendering our offerings less advantageous or less impactful, or impose downward pricing pressure on us. Our business may suffer to the extent that customers and other third parties with which we do business, and on which our operations rely, purchase and sell advertising inventory directly from one another or through intermediaries other than us. If we lose key customers or any key customers reduce their use of our platform or services, it could materially adversely affect us and our operating results, and in turn your investment in us could be harmed.

Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our financial condition and results of operations.

We have experienced and may in the future experience significant growth in a relatively short period of time. To manage our growth effectively, we must continually evaluate and evolve our organization. We must also manage our employees, operations, finances, technology and development and capital investments efficiently. Our efficiency, productivity and the quality of our platform and customer service may be adversely impacted if we do not train our new personnel, particularly our sales and support personnel, quickly and effectively, or if we fail to appropriately coordinate across our organization. Additionally, our rapid growth may place a strain on our resources, infrastructure and ability to maintain the quality of our platform and services. Our financials trends experienced in prior periods should not be considered as indicative of future performance. In future periods, our revenue or profitability could decline or grow more slowly than we expect. Failure to manage our growth effectively could cause our business to suffer and have an adverse effect on our financial condition and results of operations.

Our ability to continue as going concern is in doubt absent obtaining adequate new financing.

In FY 2023, we incurred a net loss of approximately $8.5 million (with an Adjusted EBITDA loss of $3,391,556 which is comparable to FY 2022 – see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations at page 34) and used approximately $3.9 million in net cash in operations. Based on cash on hand as of April 8, 2024 of approximately $ 646,160, the Company does not have the capital to finance operations for the next 12 months. This raises substantial doubt about our ability to be a going concern. Our auditors issued an audit opinion for FY 2023 which contained what is referred to as a “going concern” opinion. Our continued existence is dependent upon obtaining adequate new financing. Because of our continuing losses, we may have to continue to reduce our expenditures, without new financing. Working capital limitations may impinge on our day-to-day operations, including causing us to reduce our sales efforts to the extent maintain adequate workforce and technology.

The terms of Socialcom’s loan facility could result in the loss of the Socialcom business or result in a change of control of Vado were a default to occur, or cause other material adverse consequences.

As more fully described under “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”, Socialcom and Vado are party to a loan facility with a secured lender pursuant to which Socialcom may borrow up to $2,000,000. As of April 8, 2024, $381,141.88 has been borrowed under this facility, and the facility requires that at least 20% of the maximum amount, or $400,000, be utilized at any given time. The loan facility, which was extended twice in 2024 to its current termination date of April 31, 2024, is secured by the assets of Socialcom and the Company, and Vado has pledged the Socialcom common stock it holds as collateral. As a result, should an event of default occur or the lender call for full payment of outstanding amounts under the loan documents, the lender could seek to enforce these rights in which case Vado could lose the Socialcom business and become a shell company with no business or operations. In addition, Jason Wulfsohn, our Chief Executive Officer and a principal stockholder, agreed to pledge his 74,311,816 shares of Vado, representing approximately 41% of the outstanding shares of Vado, to secure payment of the loan facility. Therefore, should a default occur the lender could obtain a significant portion of the Company’s outstanding ownership interest and gain control over us.

Further, the loan documents contain provisions restricting our and Socialcom’s ability to take certain actions, including making intercompany advances, which could prevent or delay us from taking a course of action which our Board of Directors deems advisable and have a material adverse effect on our operations and ability to pay expenses at the parent company level, including Vado’s expenses in connection with filing reports with the SEC.

Because of the foregoing terms of the loan facility, if we fail to raise sufficient proceeds in our capital raising efforts or otherwise raise or generate the capital required to repay the loan in a timely manner, we could lose the Socialcom business which constitutes all of our operations or experience a change of control, and we are also subject to the limitations imposed under the loan facility while it remains in effect. If we are unable to access the necessary capital as necessary to avoid such an outcome, you could lose all or part of your investment.

Because we have limited capital, we need to raise additional capital in the future by issuing debt or equity securities, the terms of which may dilute our current investors and/or reduce or limit their liquidation or other rights.

We need additional capital to operate our business and execute our strategic plans and growth initiatives. We may not be able to obtain additional capital when required. Future business development activities, as well as administrative expenses such as salaries, insurance, general overhead, legal and compliance expenses and accounting expenses will require a substantial amount of additional capital which our contemplated or future securities offerings may not fully provide depending upon our success in selling securities in such offerings. For example while our Offering Statement on Form 1-A for an up to $8 million offering of our common stock was qualified by the SEC in November 2023, as of the date of this Report we have not raised any funds in that offering.

In addition, because we are in default under a Financing Agreement, which is discussed in more detail under “Management’s Discussion and Analysis of Liquidity and Capital Resources.”

The terms of securities we issue in future capital raising transactions may be more favorable to new investors, and may include liquidation preferences, superior voting rights or the issuance of other derivative securities, which could have a further dilutive effect on or subordinate the rights of existing investors. Any additional capital raised through the sale of equity securities will likely dilute the ownership percentage of our stockholders. Additionally, any debt securities we issue would have priority on our assets compared to holders of our common stock and, if convertible into shares of common stock, would also pose the risk of dilution.

We may be unable to obtain necessary financing if and when required.

Our ability to obtain financing, if and when necessary, may be impaired by such factors as the capital markets (both in general and in the particular industry in which we operate), the national and global economies and the condition of the market for microcap securities. Further, factors such as high inflation, the geopolitical conflict in Ukraine and the Middle East and potential economic downturns including the recession we may be entering combined with high inflation and investor uncertainties may increase our requirements for capital, particularly if such economic downturn persists for an extended period of time, and may limit or hinder our ability to obtain the funding we require. If the amount of capital we are able to raise from financing activities, together with any revenues we may generate from future operations, is not sufficient to satisfy our capital needs, we may be required to reduce or cease our operations, divest our assets at unattractive prices or obtain financing on unattractive terms. If any of the foregoing should happen, our stockholders could lose some or all of their investment.

We saw a decline in revenue and gross profits in the fiscal year ended December 31, 2023 compared to the prior year, and if this trend continues, our results of operations and prospects will be materially hindered.

In 2023, we experienced a decline in revenue and gross profits when compared to 2022, in part due to reduced customer campaign volume, along with increased in-housing of media buying by clients in 2023 when compared to 2022 shifting trends and expectations from our customers and macro-economic factors. This trend may or may not persist or intensify in future periods, which would materially adversely affect us. Because we focus on small-to-medium size advertising agencies and businesses which can sometimes be relatively more susceptible to market downturns and sensitivities to budgetary constraints than larger companies, this risk may be particularly relevant to us relative to some of our larger competitors in the digital ad space.

Socialcom also experienced turnover in members of its customer-facing personnel during the same period, which directly impacted certain customer relationships and likely contributed to this trend. Another potentially contributing factor has been an increasing focus by customers on transitioning toward in-housing of media buying by advertisers as well as growing widespread access to enterprise technology and data-powered buying solutions by agencies, representing a competitive threat to Socialcom’s value proposition and ability to continue to generate and grow its revenue streams. Other suspected reasons for the decline in demand for Socialcom’s products and services include macro-economic factors such as inflationary pressures, high interest rates and recessionary fears, and diminished consumer spending, all of which are likely contributing factors to reduced advertising budgets from customers in general to some degree. Any of these or other factors resulting in declined customer spending on our product and services offerings, and thereby revenue to us, could materially adversely affect our business and our results of operations and financial condition, and thereby your investment in us.

Risks Related to our Operations and the Digital Advertising Industry

If we fail to maintain and grow our customer base and spending through our technology and services, our revenue and business may be negatively impacted.

To maintain or increase our revenue, we must regularly add new customers and/or encourage existing customers to maintain or increase the amount of advertising and services purchased from us. If our customers reduce spending on our products or services, or competitors introduce lower cost or differentiated offerings that compete with or are perceived to compete with our offerings, our ability to sell our services to new or existing customers could be impaired. We have expended significant resources and effort in cultivating our relationships with customers, and it is possible but unlikely that we reach a point of saturation at which we cannot continue to grow our revenue from such customers because of internal limits that advertisers may place on the allocation of their advertising budgets to digital media to a particular provider or otherwise. Further, some of our agreements with customers allow, and agreements we enter into in the future may allow, our customers to change the amount they spend through our platform and for our services or terminate our services with limited notice. Further, we do not typically have exclusive relationships with our customers, and there is limited cost, although it can be technically challenging, to move their media spend to our competitors. As a result, we have limited visibility into our future advertising revenue streams. We cannot assure you that our customers will continue to use our solutions or that we will be able to replace, in a timely or effective manner, departing customers with new customers that generate comparable revenue. If a major customer representing a significant portion of our business decides to materially reduce its use of our services or to cease using us altogether, it is possible that our revenue or revenue growth rate could be significantly reduced, and our business negatively impacted.

We may fail to adopt to technological change, and may experience outages and disruptions to our technology and infrastructure on which our operations depend if we fail to maintain adequate security and supporting systems, which may harm our reputation and negatively impact our business, financial condition and results of operations.

As we grow our business, we expect to continue to invest in technology to operate and potentially expand upon our offerings proportionally with increased revenue and demand, and which may require us to commit substantial financial, operational and technical resources, with no assurance our business will increase at a commensurate rate. Further, although we activate client campaigns across a significant number of platforms and partnerships our operations and industry are nonetheless subject to rapid and unpredictable changes in technology, including advanced by third parties that could pose significant risk to the continued economic viability of the technology on which we depend, Without the timely introduction of new products, services and enhancements, our offerings could become technologically or commercially obsolete over time, in which case our revenue and operating results would suffer. If new or existing competitors have more attractive offerings, we may lose customers or customers may decrease their use of our technology and services offerings. New customer demands, superior competitive offerings or new industry standards could require us to make unanticipated and costly changes to our technology and services offerings or business model. If we fail to enhance our current products and services, or fail to develop new products and services to adapt to our rapidly changing industry or to evolving customer needs, demand for our solutions could decrease and our business, operating results and financial condition may be materially adversely affected.

Technological advances developed by third parties such as artificial intelligence may be deployed by competitors and customers, creating an adverse competitive environment and limiting our ability to compete or the advantages of our offerings.

In recent years, a large amount of time and resources across firms and economies have been contributed towards developing artificial intelligence technology (“AI”) designed to circumvent the need for human input and interaction in a variety of different contexts. In the short-to-medium term, the applications of AI are expected to focus on computer-centric tasks and activities, which includes digital marketing on which our business and operations focus. The race towards developing AI has intensified to such a degree that many members of the tech industry have called for the suspension of these efforts given the “dangerous” consequences they may bring. Regardless of the merit of these claims, the push for AI could harm our business by enabling our competitors to overcome any competitive advantage we have in the digital ad space, allowing customers to develop their own internal means of advertising online, or otherwise reducing our competitive position and/or the advantages of using our technology. Therefore, while the adoption of AI could provide us with opportunities to the extent we can adopt and adapt such technology for our business, we may fail to do so without undue costs or other burdens, as needed to remain competitive or at all, in which case the adoption of AI by competitors or customers could materially adversely harm our competitive position and ability to maintain or grow our revenue.

The market for programmatic buying for advertising campaigns is relatively new and evolving, and if this market develops slower or differently than we expect, our business, growth prospects and financial condition would be adversely affected.

In part we generate revenue by purchasing omnichannel programmatic digital advertising impressions on third party media sites and other sources for our customers. While we provide certain ancillary services in relation to these digital ads, particularly strategy, content creation and data analytics, as well as non-programmatic channels like paid search and paid social, we expect that spending on programmatic ad buying will continue to be our primary source of revenue for the foreseeable future and that our revenue growth will largely depend on increasing programmatic spend. The market for programmatic ad buying is an emerging market, and our current and potential customers may not shift to programmatic ad buying from other advertising methods as quickly as we expect or anticipate, which would reduce our operating results and growth potential. If the market for programmatic ad buying deteriorates or does not develop or grow as rapidly as we anticipate, or develops or grows more slowly than we expect, it could reduce demand for our solutions, and our business, growth prospects and financial condition would be adversely affected.

If customer demand shifts around specific channel mix needs or expectations due to a shift in customer demand, such as customers shifting their usage more quickly or more extensively than expected to channels in which we have relatively less functionality, features, or inventory, then demand for our solutions could decrease, and our business, financial condition, and results of operations could be adversely affected. As the Internet and cellular technology continues to evolve, trends and newly emerging sites and applications often gain popularity quickly, sometimes shifting users’ focus away from existing platforms and technologies. This trend is prevalent for example in social media, where new mobile phone applications have in the past diverted attention away from existing applications. While we believe we can adapt our solutions as needed to address these changes in the short- and medium term, due to the multi-platform nature of our trading desk solution, if we are unable to do so quickly enough to meet shifting consumer or customer demand for certain channels, we may fail to adequately meet our customers’ needs and keep up with competitor offerings, and could lose customers or revenue as a result.

In addition, our revenue or profitability may not necessarily grow at the same rate as spending on our offerings. As the market for programmatic buying for advertising matures, growth in spend may outpace growth in our profitability due to a number of factors, including pricing competition, quantity discounts and shifts in product, media, customer and channel mix. Similarly, to the extent heightened cost of revenue increases at a greater rate than revenue growth in future periods, our ability to achieve or maintain profitability or the levels thereof would decline. A significant change in revenue as a percentage of spend could reflect a material adverse change in our business, operating results and growth prospects.

The digital ad industry in which we participate is intensely competitive, and we may not be able to compete successfully with our current or future competitors.

We operate in a highly competitive and rapidly changing industry, with a focus on technology and consumer behaviors that frequently and rapidly evolve and requires constant attention and adaptation to these changing market conditions. We expect competition to persist and intensify in the future, which could harm our ability to increase revenue and maintain profitability. New technologies and methods of buying advertising present a dynamic competitive challenge, as market participants develop and offer new products and services aimed at capturing advertising spend or disrupting the digital marketing landscape, such as analytics, automated media buying and exchanges. See “Item 1. – Business – Competition” for more information on our main competitors and the competitive environment we face generally.

As computer technology continues to advance and become more affordable, the barriers to entry within our industry decline, opening the door for newer participants who can compete with us, including potentially smaller operations that may not have been able to operate in our industry in an economically feasible way in the past. These new entrants pose a risk of loss of market share to our business in particular, given our focus on relatively smaller businesses that are more cost conscious. If existing or new ventures develop and market comparable competitive products or services at prices that compete with ours, that can result in additional competition for advertising spend. Further, if a competitor acquires one of our other existing competitors or form a strategic alliance with one of our competitors, our ability to compete effectively could be significantly compromised and our results of operations could be harmed. In addition, some of the 24 channels we access on our tdX platform in the provision of our services and other offerings to customers are also sometimes our competitors in the digital ad space, and customers sometimes aspire to establish in-house marketing capabilities, either of which could reduce or eliminate a customer’s relationship with or allocation of expenditures towards our offerings.

Many of our current and potential competitors have, and new competitors which could arise in the future may have, significantly more financial, technical, marketing, and other resources than we have, which may allow them to devote greater resources to the development, promotion, sale and support of their products and services. They may also have more extensive advertiser bases and broader publisher relationships than we have, and may be better positioned to execute on advertising conducted over certain channels, such as programmatic display, social media, mobile, and video. Some of our competitors may have a longer operating history and greater name recognition. As a result, these competitors may be better able to respond quickly to new technologies, develop deeper advertiser relationships or offer services at lower prices. Any of these developments would make it more difficult for us to sell our solutions and could result in increased pricing pressure, increased sales and marketing expense, or the loss of market share.

Changes in laws or regulations, or a failure to comply with the laws and regulations applicable to us, may adversely affect our business, ability to negotiate and complete a business combination, and results of operations.

We and our industry are subject to laws and regulations enacted and enforced by federal, state and local governments and agencies. In addition to the data privacy laws described or referenced in the risk factor titled “If unauthorized access to sensitive or personally identifiable information is obtained, or our platform is compromised, our services may be disrupted or perceived as insecure, and we may be subject to reputational harm and legal and financial liabilities, including as a result of date privacy laws and regulations,” we and the customers we serve are or may become subject to laws and regulations relating to monitoring and enforcing employment and labor, consumer protection, anti-bribery, import and export controls, and tax laws and regulations. For example, we and the customers we serve have to deal with possible regulation by the FTC and states that regulate unfair trade practices, among other laws and regulations. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application by courts and administrative judges may also change from time to time, and any such changes could be unfavorable to us and could have a material adverse effect on our business and results of operations. These laws and regulations impose added costs on our business and could require us to make changes to our business or solutions. Noncompliance with applicable regulations or requirements could subject us to investigations, enforcement actions, sanctions, fines, damages, penalties, injunctions or termination of contracts. Any such matters could have a material adverse effect on our business, results of operations and financial condition.

Any decrease in the use of the advertising channels that we are primarily dependent upon, failure to expand the use of emerging channels, or unexpected shift in use among the channels in which we operate, could harm our growth prospects, financial condition and results of operations.

We generate revenue by purchasing mobile, display and video ads for our customers, along with paid search and social. Any decrease in the use of these forms of advertising, whether due to customers losing confidence in the value or effectiveness of such channels, regulatory restrictions or other causes, or any inability to further penetrate social, native, audio or CTV, or enter new and emerging advertising channels, could harm our growth prospects, financial condition and results of operations. Each advertising channel presents distinct and substantial risk and, in many cases, requires us to continue to develop additional functionality or features to address the particular requirements of the channel. Our ability to provide capabilities across multiple advertising channels, which we refer to as “omnichannel,” may be constrained if we are not be able to maintain or grow advertising offerings for such channels, and some of our omnichannel offerings may not gain market acceptance. If we fail to maintain a diversified channel mix, a decrease in the demand for any channel or channels that we become primarily dependent upon could harm our business, financial condition and results of operations. We may not be able to accurately predict changes in overall advertiser demand for the channels in which we operate and cannot assure you that our investment in channel development will correspond to any such changes. Furthermore, if our channel mix changes due to a shift in customer demand, such as customers shifting their spending more quickly or more extensively than expected to channels in which we have relatively less functionality, features, or offerings, then demand for our solutions could decrease, and our business, financial condition, and results of operations could be materially adversely affected.

Our revenue and operating results are highly dependent on the overall demand for advertising, and factors that affect the amount of advertising spending, such as economic downturns and seasonality, can make it difficult to predict our revenue and could adversely affect our business.

Our business depends on the overall demand for advertising and on the economic health of our current and prospective customers. If advertisers reduce their overall advertising spending, our revenue and results of operations are directly negatively affected. Many advertisers devote a disproportionate amount of their advertising budgets to specific periods within the calendar year, such as retailers targeting the Fall months to coincide with the Christmas holidays. If any events occur to reduce the amount of advertising spending during a particular period or in general, or reduce the amount of inventory available to advertisers, it could have a disproportionate adverse effect on our revenue and operating results for the fiscal period in which such event occurs. Economic downturns or instability in political or market conditions generally may cause current or new customers to reduce their advertising budgets. A growing number of analysts and others in the investment community have predicted a recessionary period, which could be prolonged in duration, in the near term as the Federal Reserve continues to maintain high interest rates to combat high inflation. Such an event will have the effect of reducing consumer demand, which could in turn result in a reduction in customer spending on our offerings. Such a development could make our solutions less robust and attractive, and could cause advertisers to delay, decrease or cancel purchases of our solution, and expose us to increased credit risk on advertiser orders. Moreover, any changes in the favorable tax treatment of advertising expenses and the deductibility thereof would likely cause a reduction in advertising demand.

We often have long sales cycles, which can result in significant time between initial contact with a prospect and execution of a customer agreement, making it difficult to project when, if at all, we will obtain new customers and when we will generate revenue from those customers.

Our sales cycle, from initial contact to contract execution and implementation, can take significant time, and concentrated dedication towards a particular sales lead when one is identified. Similarly, following the procurement of our services, our customer relationships require constant attention and dedication of resources, tailored to their particular needs. Some of our customers undertake an evaluation process that frequently involves not only our solutions but also the offerings of our competitors. As a result, it is difficult to predict when we will obtain new customer and begin generating revenue from these new customers. As a result, we may not be able to add customers or generate revenue as quickly as we may expect, which could harm our revenue growth rates.

We may face challenges collecting payments for our product and service offerings, including a customer’s inability to make payments or disputes over such payments.

Because we often rely on repeat payments from ongoing customer relationships, we sometimes encounter difficulties collecting amounts due to us. One downside to targeting to small and middle sized businesses which offsets the advantage of targeting a large market is that such businesses may sometimes struggle to establish or maintain adequate revenue streams or capital through financing as necessary to meet their payment obligations to third party vendors such as us. Due to prolonged contract cycles and reliance on third party digital ad suppliers, we may incur long-term or continued expenditures in supplying our products and services to our customers, only to fail to achieve the revenue reward of that investment. This is especially true if a customer’s particular ad campaign is unsuccessful in generating sales for that customer. As a result, we sometimes face a timing issue with our accounts payable on shorter cycles than our accounts receivables requiring us to remit payments from our own funds, and accept the risk of credit loss.

This collections and payments cycle may increasingly consume working capital and harm our ability to grow our business. If we are unable to borrow on commercially acceptable terms, our working capital availability could be reduced, and as a consequence, our financial condition and results of operations would be materially adversely impacted.

Our customers consist of a mixture of mid-market agencies and advertiser-direct relationships. In cases where we work with agencies, there is a risk that the agency does not collect from the advertiser and subsequently remit payment to us. Further, working with growth-stage advertisers has inherent credit risk profiles that subject us to greater credit risk in seeking repayment. In addition, typically, we are contractually required to pay advertising inventory and data suppliers within a negotiated period of time, regardless of whether our customers pay us on time, or at all. In addition, we sometimes experience slow payment cycles by advertising agencies as is common in our industry. While we attempt to negotiate long payment periods with our suppliers and shorter periods from our customers, we are not always successful.

We may also be involved in disputes with customers. If we are unable to resolve disputes with our customers, we may lose customers or customers may decrease their use of our solutions and our financial performance and growth may be adversely affected. If we are unable to collect or make adjustments to bills or invoicing to customers, we could incur write-offs for credit loss, which could harm our results of operations. In the future, credit loss may exceed reserves for such contingencies and our credit loss exposure may increase over time. Any increase in write-offs for credit loss could harm our business, financial condition and results of operations. Even if we are not paid by our customers on time or at all, we are still obligated to pay for the advertising inventory we purchase to meet the customers’ needs, third-party data and other add-on features that customers purchase on our solutions, and as a consequence, our business, financial condition and results of operations would be adversely impacted.

We may experience fluctuations in our results of operations, which could make our future results of operations difficult to predict or cause our results of operations to fall below analysts’ and investors’ expectations.

Our quarterly and annual results of operations have fluctuated in the past and we expect our future results of operations to fluctuate due to a variety of factors, many of which are beyond our control. Fluctuations in our results of operations could cause our performance to fall below the expectations of investors and other stakeholders, and adversely affect the price of our common stock. Because our business is changing and evolving rapidly, our historical results of operations may not be necessarily indicative of our future results of operations. Factors that may cause our results of operations to fluctuate include the following:

●	changes in demand for programmatic advertising and for our other solutions, including related to the sometimes seasonal nature of our customers’ spending on digital advertising campaigns;

●	changes to availability of and pricing of competitive products and services, and their effects on our pricing;

●	technological advances in our industry and adjacent industries, and their impact on us and our customers;

●	changes in the pricing or availability of data and other third-party services;

●	changes in our customer base and offerings;

●	mergers and acquisitions or strategic transactions;

●	changes in advertising budget allocations, agency affiliations or marketing strategies;

●	changes to our product, media, customer or channel mix;

●

changes and uncertainty in the regulatory environment for us, advertisers or others in the advertising industry, and the effects of our efforts and those of our customers and partners to address changes and uncertainty in the regulatory environment;

●

changes in the economic prospects of advertisers or the economy generally, which could alter advertisers’ budgets or spending priorities, or could increase the time or costs required to complete advertising inventory sales;

●	changes in the pricing and availability of advertising inventory, including through real-time advertising exchanges or in the cost of reaching end consumers through digital advertising;

●	disruptions or outages on our technology infrastructure;

●	factors beyond our control, such as natural disasters, terrorism, war and public health crises;

●	the introduction of new technologies or offerings by our competitors or others in the advertising marketplace;

●	timing differences between our payments for advertising inventory and our collection of related advertising revenue;

●	the length and unpredictability of our sales cycle;

●	costs related to acquisitions of businesses or technologies and development of new products;

●	cost of recruiting and retention of employees and other personnel; and

●	changes to the cost of infrastructure, including the information technology on which we rely.

Based upon the factors above and others beyond our control, we have a limited ability to forecast our future revenue, costs and expenses. If we fail to meet or exceed the operating results expectations of investors or other stakeholders, the market price of our common stock could decline. Further, sustained volatility or unpredictability in our operating results could pose challenges in continuing and growing our operations as planned or accessing capital needed to sustain our operations and execute our business plan.

If our access to quality advertising content and channels is diminished or fails to expand, our revenue could decline and our growth could be impeded.

We must maintain a consistent supply of ad content and access to channels that are sufficient to attract customers and meet their campaign goals over the long-term. Our success depends on our ability to secure quality content on reasonable terms across a relatively broad range of advertising networks and exchanges and social media platforms, including video, display, CTV, audio and mobile inventory. The amount, quality and cost of these resources available to us can change at any time. A few digital ad suppliers and digital content channels hold a significant portion of the programmatic inventory either generally or concentrated in a particular channel, such as audio and social media. In addition, we compete with companies with which we have business relationships. If any of these third party suppliers limits our access to the advertising content and channels on which we rely to provide our offerings to customers, our business could be adversely affected. If our relationships with certain of our suppliers were to cease, or if the material terms of these relationships were to change unfavorably, our business would be negatively impacted. Our suppliers are generally not bound by long-term contracts. As a result, there is no guarantee that we will have access to a consistent supply of quality inventory on favorable terms. If we are unable to compete favorably for advertising inventory available on real-time advertising exchanges, or if real-time advertising exchanges decide not to make their advertising inventory available to us, we may not be able to place advertisements or find alternative sources of inventory with comparable traffic patterns and consumer demographics in a timely manner. Furthermore, the inventory that we access through real-time advertising exchanges may be of low quality or misrepresented to us, despite attempts by ourselves and our suppliers to prevent fraud and conduct quality assurance checks.

Inventory suppliers control the bidding process, rules and procedures for the inventory they supply, and their processes may not always work in our favor. For example, suppliers may place restrictions on the use of their inventory, including prohibiting the placement of advertisements on behalf of specific advertisers. Through the bidding process, we may not win the right to deliver advertising to the inventory that is selected through our buying process and may not be able to replace inventory that is no longer made available to us. Further, if we or our customers fail to comply with the rules and policies enforced by these suppliers, we could be restricted or excluded from future access to that content or channels, which would materially harm our business moving forward.

If we are unable to maintain a consistent supply of and access to quality content and channels at reasonable cost to us for any reason, customer retention and loyalty, and our financial condition and results of operations could be materially harmed.

Economic downturns and market conditions beyond our control could adversely affect our business, financial condition and results of operations.

Our business depends on the overall demand for advertising and on the economic health of advertisers that benefit from our solutions. Economic downturns or unstable market conditions may cause advertisers to decrease or pause their advertising budgets, which could reduce spend on our solutions and adversely affect our business, financial condition and results of operations. In recent times, certain events have begun to affect the global and United States economy including continued inflation, the Federal Reserve implementing and maintaining high interest rates in response, substantial increases in the prices of certain products and services, declines in the capital markets. The duration of Ukrainian war and its impact are at best uncertain, and continuation may result in Internet access issues if Russia, for example, began illicit cyber activities. The economy appears to be headed into a recession with uncertain and potentially severe impacts upon public companies and us. We cannot predict how this will affect the market for digital ad products and services such as those that we offer, but the impact may be adverse. Among other adverse consequences, our customers, in response to a reduced access to capital or anticipated or actual reduction and consumer spending, could elect not to commence or proceed with ad campaigns on which our revenue primarily relies, which would materially adversely harm our operating results and financial condition.

Operational or performance issues with our solutions and the technology on which they depend may adversely affect our business, financial condition and results of operations.

We depend upon the sustained and uninterrupted performance on the technology on which our offerings depend to provide digital advertising services to our customers and thereby to generate revenue and protect and expand our brand. If our workforce or technology infrastructure cannot scale to meet demand, if there are errors in the performance or operability of these elements of our business, even if temporary, or if our platform and service offerings otherwise fails to meet customer expectations, then our business may be harmed. We may also face material delays in introducing new offerings, including enhancements to the services technology we offer our customers access to. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our existing offerings may become less attractive or useful or become altogether obsolete.

Errors, failures, vulnerabilities and bugs in our technology infrastructure may be found in the future. Our solutions also depend upon third-party technology and systems to perform properly and enable us to perform our obligations to customers, and the channels our platform deploys digital ads on behalf of customers are often used in connection with computing environments utilizing different operating systems, system management software, equipment and networking configurations, which may cause errors in, or failures of, our solutions or such other computing environments. Our services also rely on using human interaction, which can also result in errors and inefficiencies that could adversely impact us or our customers and their campaigns. Operational and performance issues with our services and the technology on which they depend could include the, outages, errors during upgrades or patches, discrepancies in costs billed versus costs paid, failure of user interface, unanticipated volume overwhelming our databases, issues in accessing or interacting with one or more channels for ad distribution, access to or distribution of content in err, server failure, or other adverse events.

Any of the foregoing operational or performance issues with our offerings could also result in negative publicity, damage to our brand and reputation, loss of customers, loss of or delay in market acceptance of our solutions, increased costs or loss of revenue, loss of the ability to access our solutions, loss of competitive position, claims by customers for losses sustained by them and loss of investor confidence in us. Alleviating problems resulting from such issues, if possible, could require significant expenditures of capital and other resources and could cause interruptions, delays or the cessation of our business, any of which may adversely affect our business, financial condition and results of operations.

If unauthorized access to sensitive or personally identifiable information is obtained, or technology infrastructure on which we depend is compromised, our services may be disrupted and we may be subject to reputational harm and other adverse consequences.

Our products and services and the technology infrastructure on which they depend involve the storage and transmission of significant amounts of data from users, customers and data providers, a large volume of which is hosted by third-party service providers. Our services and data could be exposed to unauthorized access due to activities that breach or undermine security measures, including: negligence or malfeasance by internal or external actors; attempts by outside parties to fraudulently induce personnel, customers or vendors to disclose sensitive information in order to gain access to our data; or errors or vulnerabilities in our systems, products or processes or in those of our service providers, customers, and vendors. Accordingly, we or others may be unable to anticipate or detect these techniques or to implement adequate preventative measures. A breach of our security and/or our failure to respond sufficiently to a security incident could disrupt our services and result in theft, misuse, loss, corruption, or improper use or disclosure of data. Of particular concern, the operation of our solutions in the provision of services to our customers and the steps we take to maintain or enhance customer experience and campaign results are subject to potential operational failures and increased vulnerability to cyberattacks. Such cyberattacks could include denial-of-service attacks impacting service availability (including the ability to deliver ads) and reliability, tricking company personnel into releasing control of their systems to a hacker, or the introduction of computer viruses or malware into our systems with a view to steal confidential or proprietary data. Cyberattacks of increasing sophistication may be difficult to detect and could result in the theft of our intellectual property and data, including personal information, from our solutions. We are also vulnerable to unintentional errors or malicious actions by persons with authorized access to our systems that exceed the scope of their access rights, distribute data erroneously, or, unintentionally or intentionally, interfere with the intended operations of our solutions. These events could also result in the misappropriation or access of sensitive or protected information of third parties, and liabilities and legal violations for which we could face litigation and accompanying costs, distraction of management’s time and attention, and adverse publicity and reputational harm. Moreover, we could be adversely impacted by outages and disruptions in the online platforms of our inventory and data suppliers, such as real-time advertising exchanges. Outages and disruptions of technology infrastructure on which we depend, including due to cyberattacks, may subject us to substantial liabilities or losses, and/or harm our reputation and negatively impact our business, financial condition and results of operations.

Additionally, a cyberattack or data breach could expose us to regulatory action under privacy and data protection laws, as are more fully described under “Item 1. – Business – Government Regulations.” Privacy and data protection laws to which we are subject may cause us to incur additional or unexpected costs, subject us to enforcement actions for compliance failures, or cause us to change our solutions or business model, which may have a material adverse effect on our business. As that section discloses, information relating to individuals and their devices (sometimes called “personal information” or “personal data”) is regulated under a wide variety of local, state, national and international laws and regulations that apply to the collection, use, retention, protection, disclosure, transfer (including transfer across national boundaries) and other processing of such data, and the global regulatory landscape regarding the protection of personal information is evolving, and U.S. (state and federal) and foreign governments are considering enacting additional legislation related to privacy and data protection and we expect to see an increase in, or changes to, legislation and regulation in this area. These laws and other obligations may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our solutions. If so, in addition to the possibility of fines, lawsuits and other claims, we could be required to fundamentally change our business activities and practices or modify our products, which could have an adverse effect on our business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to develop new products and features could be limited. All of this could impair our or our customers’ ability to collect, use, or disclose information relating to consumers, which could decrease demand for our solutions, increase our costs, and impair our ability to maintain and grow our customer base and increase our revenue.

Any of the forgoing developments arising with respect to our operations and the technology on which we rely, including the activities and technology of our vendors, customers, and strategic partners, could result in government investigations, enforcement actions and other legal and financial liability, and/or loss of confidence in the availability and security of our products and services, all of which could seriously harm our reputation and brand and impair our ability to attract and retain customers.

Third parties control our access to unique identifiers, and if the use of third-party “cookies” or other technology is rejected by Internet users or is otherwise subject to unfavorable regulation or action, our performance or prospects may decline and we may lose advertisers and revenue.

Our ability to successfully leverage user data and generate revenue from opportunities to provide digital advertisement solutions could be impacted by restrictions imposed by third parties, including restrictions on our ability to use or read “cookies,” device identifiers, or other tracking features or our ability to use real-time bidding networks or other bidding networks. Digital advertising and in turn our operations largely rely on the ability to uniquely identify devices across websites and applications, and to collect data about user interactions with those devices for purposes such as serving relevant ads and measuring the effectiveness of ads. Devices are identified through unique identifiers stored in cookies, provided by device operating systems for advertising purposes, or generated based on statistical algorithms applied to information about a device, such as the IP address and device type.

Digital advertising, including our solutions, makes significant use of cookies to store device identifiers for the advertising activities described above. When we use cookies, they are generally considered third-party cookies, which are cookies owned and used by parties other than the owners of the website visited by the Internet user. The most commonly used Internet browsers—Google Chrome, Firefox, Internet Explorer and Safari—allow Internet users to modify their browser settings to prevent some or all cookies from being accepted by their browsers. Internet users can delete cookies from their computers at any time. Additionally, some browsers currently, or may in the future, block or limit some third-party cookies by default or may implement user control settings that algorithmically block or limit some cookies. Today, three major web browsers—Apple’s Safari, Mozilla’s Firefox and Microsoft’s Edge—block third-party cookies by default. Google’s Chrome has introduced new controls over third-party cookies and began its previously announced plan to eliminate third-party cookies entirely and reduce support for user agent strings in 2024. In addition, also in 2024 Google agreed pursuant to a settlement of a class action lawsuit filed in 2020 to delete a large number of browser data reflecting millions of users. These recent and any future developments could adversely impact our ability to provide digital marketing services, or the utility of such services, to customers. Some Internet users also download free or paid ad blocking software that not only prevents third-party cookies from being stored on a user’s computer, but also blocks all interaction with a third-party ad server. In addition, Google has introduced ad-blocking software in its Chrome web browser that will block certain ads based on quality standards established under a multi-stakeholder coalition. While some of these recent or anticipated developments could provide opportunities to our operations and industry, we may be unable to adapt effectively or quickly enough to capitalize on these developments and remain competitive, and the developments could post significant challenges or impediments to our operations and business that materially harm us, rather than benefits, notwithstanding actions we take to address these risks. If such a feature either intentionally or inadvertently blocks our customers’ ads, or if such capabilities become widely adopted and we or the advertising technology industry collectively does not develop alternative technologies to address these developments, our business could be materially harmed.

Our future success depends on the continuing efforts of our key employees, and our ability to attract, hire, retain and motivate highly skilled personnel in the future.

Our future success depends on the continuing efforts of our executive officers and other key employees, including Jason Wulfsohn, our Chief Executive Officer, Steve Dang, our Vice President of Finance and Garrett MacDonald, our Chief Commercial Officer. We rely on the leadership, knowledge and experience in our business and industry that our executive officers provide. We also rely on a relatively small number of employees to establish, maintain and enhance our relationships with customers. The loss of any of these individuals could materially harm our business and prospects.

We also rely on our ability to hire and retain qualified and motivated employees and consultants, including in the areas of product development, support, and sales teams that attract and keep key customers. For example, we are substantially dependent on our sales and support teams to obtain new customers and to increase procurement of our services and other offerings by our existing customers, and our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training, integrating and retaining sufficient numbers of sales personnel to support our growth. Due to the complexity of our solutions, a significant time lag exists between the hiring date of sales and support personnel and the time when they become fully productive. New hires may not become productive as quickly as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the digital advertising space.

The market for skilled labor in general, and in the aforementioned areas in particular, as well is in California where we are headquartered, is fiercely competitive, and we may struggle to procure the assistance needed to continue and grow our business on economically favorable terms or at all. As a result, we may incur significant costs to attract and retain personnel, including significant expenditures related to salaries and benefits and compensation expenses related to equity awards, and we may lose new employees or consultants to our competitors or other companies before we realize the benefit of our investment in recruiting and training them. Newly hired personnel often require significant training and, in many cases, take significant time before they achieve full productivity.

Employee turnover, including changes in our management team, could disrupt our business. None of our founders or other key employees have an employment agreement for a specific term, and all of our employees may terminate their employment with us at any time. The loss of one or more of our executive officers, including our two co-founders, or our inability to attract and retain highly skilled employees could have an adverse effect on our business, financial condition and results of operations.

If we fail to offer sufficient customer support, our business and reputation would suffer.

Because we offer digital ad campaign services and deploy strategies and communications through our and third party technology, customer support is important for the successful marketing and continued use of our services and solutions and for maintaining and increasing spend from existing and new customers. Providing this support requires that our sales and operational personnel have specific technical and industry knowledge and expertise along with the ability to communicate what are often complicated concepts and processes to others, such as the algorithms and channels on which a customer’s ad campaign strategy is designed and deployed, which makes it more difficult for us to hire qualified personnel and to scale up our support operations due to the extensive training required. The importance of high-quality customer service will increase as and to the extent we expand our business and pursue new customers. If we are not responsive and proactive regarding our customers’ advertising needs, or do not provide effective support for our customers’ advertising campaigns, our ability to retain our existing customers would suffer and our reputation with existing or potential customers would be harmed, which would negatively impact our business.

If any of the technology, software, products and services that we use are unavailable, have future terms we cannot agree to, or do not perform as we expect, our business, financial condition and results of operations could be harmed.

We depend on various technology, software, products and services from third parties or available as open source, some of which are critical to the features and functionality of our solutions through which we provide our services to customers. Failure by third-party providers to maintain, support or secure their technology either generally or for our accounts specifically, or downtime, errors or defects in their products or services, could adversely impact our solutions, our administrative obligations or other areas of our business. Having to replace any third-party providers or their technology, products or services could result in outages or difficulties in our ability to provide our services. If we are unsuccessful in establishing or maintaining our relationships with our third-party providers or otherwise need to replace them, internal resources may need to be diverted and our business, financial condition and results of operations could be harmed.

In the event that the third-party providers on which we rely to operate our technology infrastructure or that of third parties on which we depend experience any interruption in operations or cease business for any reason, or if we are unable to agree on satisfactory terms for continued relationships, we would be forced to enter into a relationship with other service providers or assume some responsibilities ourselves. Even a disruption as brief as a few minutes could have a negative impact on marketplace activities and could result in a loss of revenue. These facilities may be located in areas prone to natural disasters and may experience catastrophic events such as earthquakes, fires, floods, power loss, telecommunications failures, public health crises and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism, cyber-attacks and similar misconduct. Although we have made certain business continuity arrangements, such events could cause damage to, or failure of, our systems generally, or those of the third-party cloud computing and hosting providers, which could result in disruptions to our service.

Due to a relative lack of intellectual property protection and proprietary rights for our operations and the technology infrastructure on which they depend, competitors or other third parties could gain access to and copy or use aspects of our technology infrastructure or other elements of our business, or those of third parties on which we depend, that are critical to our continued operations and competitive position, thereby eroding our competitive advantages and harming our business.

Because our success depends, in large part, on our ability to continue to operate the systems, methods and technologies that we deploy in our operations and the solutions we offer, we lack intellectual protection so that we can prevent others from using such proprietary information and thereby depleting our competitive advantage. If we fail to adequately protect our intellectual property rights or those of third parties on which we rely, our competitors might gain access to our technology and our business might be adversely affected. We, either directly or through the third parties with which we do business, rely upon a combination of trademark and trade secret protections, as well as third-party confidentiality and non-disclosure agreements, to establish and protect our proprietary rights. Establishing trade secret, trademark, and domain name protection can be difficult and expensive, and the laws, procedures and restrictions may provide only limited protection. It may be possible for unauthorized third parties to copy or reverse engineer aspects of our technology or otherwise obtain and use information that we regard as proprietary, or to develop technologies similar or superior to our technology or design around our proprietary rights, despite the steps we have taken to protect our proprietary rights. Despite our efforts to prevent unauthorized access and use of propriety information and technology, the theft or misuse of such proprietary information and technology could occur by employees, contractors or others who have or gain access to such information and technology. Further, we do not have patent protection for our solutions or any related technology that we utilize in our operations, which further exposes us to the risk of competitors reverse engineering or otherwise deploying similar technology to ours, and thereby potentially reducing our market share and prospects.

Maintaining intellectual property protection and policing unauthorized use of our technology can be challenging, time-consuming and expensive. In addition, the laws of some foreign countries may not be as protective of intellectual property rights as those of the United States, and mechanisms for enforcement of proprietary rights in such countries may be inadequate. If we are unable to establish, maintain and protect our proprietary rights (including in particular, the proprietary technology used in our solutions) we may find ourselves at a competitive disadvantage despite the expense, time and effort deployed by us to create and protect our propriety information, processes and technology.

Because California where we are based does not permit non-compete agreement for employees, we are susceptible to an employee resigning or being terminated and then competing with us.

We do not have our employees sign non-competition agreements, since they are not enforceable in California where we are based. A growing number of states have followed California in refusing to enforce non-compete provisions in employment contracts, and early in 2023, the FTC proposed a rule which would ban non-compete in the employment context. While employees may compete against us, they cannot use our trade secrets and other confidential information. If that were to occur, we would have to proof such activities. Intellectual property litigation is expensive, diverts management time and the results are uncertain.

We or third parties on which we rely may be sued by third parties for alleged infringement of their proprietary rights, which would harm our business, or result in additional expense and potential damages.

There is significant intellectual property development activity in the digital advertising industry. Third-party intellectual property rights may cover significant aspects of our technologies or business methods or those of other third parties with which we do business or on which we rely in our operations, or block us from expanding our offerings. Our success depends on the continual development and enhancement of our technology infrastructure and the services we provide through it. From time to time, we may receive claims from third parties that our solutions and underlying technology infringe or violate such third parties’ intellectual property rights. To the extent we gain greater public recognition, we may face a higher risk of being the subject of intellectual property claims. The cost of defending against such claims, whether or not the claims have merit, is significant, regardless of whether we are successful in our defense, and could divert the attention of management, technical personnel and other employees from our business operations. Litigation regarding intellectual property rights is inherently uncertain due to the complex issues involved, and we may not be successful in defending ourselves in such matters. Additionally, we may be required to indemnify our customers or suppliers in connection with certain intellectual property claims. If we are found to infringe the intellectual property rights of others, we could potentially be required to cease utilizing portions of our solutions or performing certain functions or services thereon. We or third party collaborators may also be required to develop alternative non-infringing technology, which could require significant time and expense and limit our operating capabilities and results. Additionally, we could be required to pay royalty payments, either as a one-time fee or ongoing, as well as damages for past use that was deemed to be infringing. If we cannot license or develop technology for any allegedly infringing aspect of our business, we would be forced to limit our service and may be unable to compete effectively. Any of these results could harm our business.

We face potential liability and harm to our business based on the nature of our business and the content deployed in the provision of the solutions we offer.

Advertising often results in litigation relating to misleading or deceptive claims, copyright or trademark infringement, public performance royalties or other claims based on the nature and content of advertising that is distributed through the solutions we offer. Though we contractually require customers to generally represent to us that their advertisements comply with our ad standards and our inventory providers’ ad standards and that they have the rights necessary to serve advertisements through our solutions, we do not independently verify whether we are permitted to deliver, or review the content of, such advertisements. If any of these representations are untrue, we may be exposed to potential liability and our reputation may be damaged. While our customers are typically obligated to indemnify us, such indemnification may not fully cover us, or we may not be able to collect. In addition to settlement costs, we may be responsible for our own litigation costs, which can be expensive.

Our inability to successfully execute our strategy to search for and potentially enter into acquisitions and strategic transactions may have an adverse impact on our financial condition, operating results and growth and on your investment in us.

Our business strategy contemplates potentially expanding our presence in the digital ad industry we serve, including through strategic acquisitions of companies or assets that complement or enhance our business. We will be reliant on our ability to raise sufficient capital, and/or on the issuance of securities, to achieve these goals and resultant growth in our business. Even if we raise sufficient capital to be positioned to enter into strategic acquisitions or transactions as desired, we may be unable to find suitable acquisition candidates or strategic partners, or to complete for these transactions on favorable terms, if at all. The number of candidates that meet our criteria may be limited. We may also face competition for opportunities, and other competitors may offer more favorable terms or have greater financial resources available for potential acquisitions. This competition may further limit our acquisition opportunities or raise the prices of acquisitions and make them less accretive, or possibly not accretive, to us. Failure to consummate future acquisitions could negatively affect our growth strategies.

The success of our acquisition strategy also depends on our ability to successfully integrate the operations of the acquired businesses with our existing operations and realize the anticipated benefits from the acquired businesses, such as the expansion of our existing operations, elimination of redundant costs and capitalizing on cross-marketing opportunities. Our ability to integrate and realize benefits can be negatively impacted by, among other things:

●	failure of an acquired business to achieve the results we expect;

●	diversion of management’s attention from operational and other matters or other potential disruptions to existing business;

●	difficulties incorporating the operations and personnel, or inability to retain key personnel, of an acquired business;

●	additional financial reporting and accounting challenges associated with an acquired business;

●	unanticipated events or liabilities associated with the operations of an acquired business;

●	loss of business due to customer overlap or other factors;

●

risks and liabilities arising from the prior operations of an acquired business, such as performance, operational, workforce or other compliance or tax issues, some of which we may not have discovered or accurately estimated during our due diligence and may not be covered by indemnification obligations or available insurance; and

●	any difficulty or failure to obtain the requisite capital on terms acceptable to us or at all as needed to fund acquisitions;

There can be no assurance that we will be able to complete any acquisitions or strategic transaction or, if we do, successfully complete the integration process for such transactions without substantial costs, delays, disruptions or other operational or financial problems. We may not have access in the future to sufficient capital on favorable terms or at all. We require additional capital in order to pursue acquisitions, fund capital expenditures, and to meet our working capital needs, or to respond to changing business conditions. In addition, if we seek to incur indebtedness in the future, we may be required to agree to covenants that limit our operational and financial flexibility. If we pursue future debt or equity financings, we cannot be certain that such funding will be available on terms acceptable to us, or at all. Our inability to access additional capital could adversely affect our liquidity and may limit our growth and ability to execute our business strategy. Failure to successfully locate or acquire suitable businesses or integrate acquired businesses could adversely impact our business and prospects, and your investment in us could be harmed.

Risks Related to Our Common Stock

We may undertake additional equity or debt financing that would dilute the shares currently outstanding.

We may need to raise additional capital to fund our operations and execute our business plan. Any future offering the Company may undertake further equity or debt financing, which may be dilutive to existing shareholders, including you, or result in an issuance of securities whose rights, preferences and privileges are senior to those of existing shareholders, including you, and also reducing the value of shares held by our current shareholders.

We may not be able to obtain additional financing.

We may require additional funds to continue and grow our business. We may not be able to obtain additional financing as needed, on acceptable terms, or at all, which would force us to delay our plans for growth and implementation of our strategy which could seriously harm our business, financial condition and results of operations. If we need additional funds, we may seek to obtain them primarily through additional equity or debt financings. Those additional financings could result in dilution to our current shareholders.

An investment in the shares is speculative and there can be no assurance of any return on any such investment.

An investment in the Company's shares is speculative, and there is no assurance that investors will obtain any return on their investment. Investors will be subject to substantial risks involved in an investment in the Company, including the risk of losing their entire investment.

We have not paid dividends in the past and do not expect to pay dividends in the future, so any return on investment may be limited to the value of our shares.

We have never paid cash dividends on our shares and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our shares will depend on earnings, financial condition and other business and economic factors affecting it at such time that management may consider relevant. If we do not pay dividends, our shares may be less valuable because a return on your investment will only occur if its stock price appreciates.

There can be no assurance that our common stock will ever be approved for listing on a national securities exchange which could negatively affect the value of our common stock and make it difficult or impossible for investors to sell their shares in a timely manner.

There is currently very limited trading of our common stock, and an active trading market may never develop. Our common stock is quoted on the OTC Pink Market. The OTC Pink Market is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. While we remain determined to work towards getting our securities listed on a leading national securities exchange, there can be no assurance that this will occur. Further, we cannot apply to the Nasdaq Capital Market until 2024 at the earliest unless we complete a $40 million firm commitment underwritten public offering. As a result, we may never develop an active trading market for our securities which may limit our investors’ ability to liquidate their investments.

If we are not successful, you may lose your entire investment.

Prospective investors should be aware that if we are not successful in our business, their entire investment in the Company could become worthless. Even if the Company is successful, we can provide no assurances that investors will derive a profit from their investment. We need additional capital to meet our obligations and achieve our business objectives, and we cannot guarantee we will be successful in locating additional required capital as and when needed or that any such amounts will be sufficient for us to establish material revenue growth. If we are not successful, you may lose your entire investment.

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

There is currently a limited market for our common stock, and there can be no guarantee that an active market for our common stock will develop. As of March 21, 2024, there were only 41 record holders of our common stock, and trading is very limited and sporadic. Further, even if an active market for our common stock develops, it will likely be subject to significant price volatility when compared to more seasoned issuers. We expect that the price of our common stock will continue to be more volatile than more seasoned issuers for the foreseeable future. Fluctuations in the price of our common stock can be based on various factors in addition to those otherwise described in this Report, including:

●	The operating performance of Socialcom, including any failure to achieve material revenues therefrom;

●	The public disclosure of our success in his offering;

●	the terms of any financing we disclose in the future;

●	The performance of our competitors in the marketplace, both pre- and post-combination;

●	The public’s reaction to our press releases, SEC filings, website content and other public announcements and information;

●	Changes in earnings estimates or recommendations by any research analysts who may follow us;

●	Variations in general economic conditions, including as may be caused by uncontrollable events;

●	Actions of our existing stockholders, including sales of common stock by our directors and executive officers or by significant investors; and

●	The employment or termination of key personnel.

Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of whether we can successfully operate Socialcom post-Exchange or achieve and maintain favorable operating performance and financial condition. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A securities class action suit against us could result in substantial costs and divert our management’s time and attention, which would otherwise be used to benefit our business.

The market price of our common stock may decline if a substantial number of shares of our common stock are sold at once or in large blocks.

Presently the market for our common stock is limited. If an active market for our shares develops in the future, some or all of our stockholders may sell their shares of our common stock which may depress the market price. Further, because until the Closing of the Exchange were a “shell” company, Rule 144 will not be available until November 21, 2024 and the Company remains current in its periodic reporting obligations with the SEC. Any sale of a substantial number of these shares in the public market, or the perception that such a sale could occur, could cause the market price of our common stock to decline, which could reduce the value of the shares held by our other stockholders.

Because we have issued and may in the future issue preferred stock without the approval of our stockholders, and the vast majority of our common stock outstanding is held by a small number of stockholders some of which are also executive officers and directors, it may be more difficult for a third-party to acquire us and could depress our stock price.

Our Board may issue, without a vote of our stockholders, one or more series of preferred stock that have voting rights, liquidation preferences, dividend rights and other rights that are superior to those of our common stock. Any issuance of preferred stock could adversely affect the rights of holders of our common stock in that such preferred stock could have priority over the common stock with respect to voting, dividend or liquidation rights. For example, the Series A as amended, of which we issued 25,000 shares to the investor in the Secondary Financing and agreed to issue an additional 25,000 shares 90 days following the closing, in addition to the 170,000 shares of Series A that were previously outstanding, provide the holders with a liquidation preference in the event of the merger or consolidation of the Company in which the Company is not the surviving entity, the sale of all of the assets of the Company in a transaction which requires stockholder approval or the dissolution or winding up of the Company. Further, because we can issue preferred stock having voting rights per share that are greater than the equivalent of one share of our common stock, our Board could issue preferred stock to investors who support us and our management and give effective control of our business to our management. Additionally, issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock. This could make it more difficult for stockholders to sell their common stock and/or cause the market price of our common stock to drop significantly, even if our business is performing well.

Further, the Series A also provides the holders with senior ranking with respect to the Company’s capital stock upon the occurrence of a liquidation, dissolution or winding up, and a liquidation preference in the event of the merger or consolidation of the Company in which the Company is not the surviving entity, the sale of all of the assets of the Company in a transaction which requires stockholder approval or the dissolution or winding up of the Company, in each case at a stated value of $30 per share of Series A. This means that the Series A holders are entitled to receive the liquidation preference before any payment or other distribution of assets to holders of our common stock, and the amount of any such payment or other distribution will be reduced by the amount paid to Series A holders.

Even absent such an issuance of preferred stock, as a result of the Closing of the Exchange the majority of our common stock outstanding is held by former Socialcom stockholders, three of whom are also executive officers and/or directors as a result of the Closing of the Exchange Agreement. Specifically, as a result of the Exchange the combined beneficial ownership of our common stock among directors and officers exceeds 50% of our outstanding shares of common stock as of March 25, 2024. If such stockholders act together, they may have the ability to have a substantial influence on matters submitted to our stockholders for approval, including the election and removal of directors and the approval of any merger, consolidation or sale of all or substantially all of our assets. As a result, our other stockholders may have little or no influence over matters submitted for stockholder approval. In addition, the ownership of such stockholders could preclude any unsolicited acquisition of us, and consequently, adversely affect the price of our common stock. Some or all of our current or future principal stockholders may have a conflict of interest with respect to one or more actions or transactions involving the Company, and these stockholders may make decisions that are adverse to the interests of our other stockholders.

ITEM 1C. Cybersecurity

Like all companies that utilize technology, we are subject to threats of breaches of our technology systems. To mitigate the threat to our business, we take a comprehensive approach to cybersecurity risk management. Our Board and our management actively oversee our risk management program, including the management of cybersecurity risks. We have established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats, including those discussed in our Risk Factors. We have devoted financial and personnel resources to implement and maintain security measures to meet regulatory requirements and shareholder expectations, and we intend to continue to make investments to maintain the security of our data and cybersecurity infrastructure. While there can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective, we believe that the Company’s sustained investment in people and technologies have contributed to a culture of continuous improvement that has put the Company in a position to protect against potential compromises, and we do not believe that risks from prior cybersecurity threats have materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that past or future attacks will not materially affect us, including our business strategy, results of operations, or financial condition.

Risk Management and Strategy

At a high level, the key objectives for the Company’s cybersecurity program are to implement and sustain effective security controls to stop intrusion attempts and to maintain and continuously improve its ability to respond to attacks and incidents. Success in achieving these objectives relies upon using quality technology solutions, cultivating and maintaining a team of skilled professionals, and improving processes continuously. Our cybersecurity program in particular focuses on the following key areas:

Risk Assessment: At least annually, we conduct a cybersecurity risk assessment that takes into account information from our employees, known information security vulnerabilities, and information from external sources, including reported security incidents that have impacted other companies, industry trends, and evaluations by third parties and consultants. The results of the assessment, which also includes findings from our automated vulnerability scanning tools, are used to regularly update our security protocols, develop initiatives to enhance our security controls, make recommendations to improve processes, and inform a broader Company-wide risk assessment. These updates and initiatives are then reported to our Board and members of management. While there is no documented process for cataloging all digital assets and data, all information is backed up and saved automatically in our Google Suite.

Technical Safeguards: We regularly assess and deploy technical safeguards designed to protect our information systems from cybersecurity threats. Such safeguards are regularly evaluated and improved based on vulnerability assessments, cybersecurity threat intelligence and incident response experience.

Incident Response and Recovery Planning: We have established comprehensive incident response and recovery plans that guide our response in the event of a cybersecurity incident.

Third Party Risk Management: We have implemented a third party risk management program, which is designed to identify and mitigate cybersecurity threats associated with our use of third party collaborators. Such collaborators are subject to security risk assessments at the time of onboarding and contract renewal, based on established cybersecurity standards that both parties review to ensure an industry-standard level of security is achieved. However, there is no periodic review process in place for assessing vendor compliance with our cybersecurity standards. We use a variety of inputs in such risk assessments, including information supplied by collaborators in response to detailed questionnaires and meetings as well as information from third parties. In addition, we require our providers to meet appropriate security requirements, controls and responsibilities and investigate security incidents that have impacted our third-party collaborators, as appropriate.

Education and Awareness: Our policies encourage each of our employees to contribute to our data security efforts. We provide comprehensive training resources, ensuring that each team member is equipped with the knowledge to protect our organization against cyber threats. However, the completion and understanding of this training is not mandatory for all employees. We regularly remind employees of the importance of handling and protecting data, including through annual privacy and security training to enhance employee awareness of how to detect and respond to cybersecurity threats. In this regard, the Company has implemented policies and procedures for all employees including: (i) information security/cybersecurity policies, which are internally available for all employees, (ii) information security/cybersecurity awareness training; (iii) a clear escalation process which employees can follow in the event an employee notices something suspicious; and (iv) ensuring that information security/cybersecurity is part of the employee performance evaluation and/or disciplinary process.

ITEM 2. Properties

The Company does not own or lease any real property. The Company utilizes a co-working space on an as-needed basis.

ITEM 3. Legal Proceedings

Socialcom is subject to the following material litigation:

Zeta Global Corp. (“Zeta”) filed a complaint against Socialcom arising from a contract dispute for outstanding accounts payable of approximately $1.3 million. Socialcom filed a cross-complaint against the plaintiff seeking breach of contract and business tort damages. Zeta Global Corp. v Socialcom, Inc., Los Angeles Superior Court Case No. 19SMCV01066. The Court rendered a final decision in January 2023 following a bench trial, with the plaintiff entitled to recover $2,144,652 on its complaint ($1.2 million plus interest), and Socialcom entitled to recover $562,000 on its cross-complaint as an offset, with a final judgment entered by the Court against Socialcom in February 2023. Later in February 2023 we appealed, and our principal stockholder has lent $800,000 to act as an appeal bond which stayed enforcement of the adverse judgement. See “Related Party Transactions” for more information. As of the date of this Report, the appeal process remains ongoing.

From time to time, the Company has become and may become involved in certain lawsuits and legal proceedings which arise in the ordinary course of business, or as the result of current or previous investments, or current or previous subsidiaries, or current or previous employees, or current or previous directors, or as a result of acquisitions and dispositions or other corporate activities. The Company intends to vigorously defend its positions. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our financial position or our business, and the outcome of these matters cannot be ultimately predicted.

ITEM 4. Mine Safety Disclosure

Not Applicable.

PART II

ITEM 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The following table reflects the high and low closing sales information for our common stock for each fiscal quarter during FY 2023 and 2022. This information was obtained from www.nasdaq.com and reflects inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2023:
First Quarter	$11.30	$1.65
Second Quarter	$1.70	$1.65
Third Quarter	$1.70	$0.05
Fourth Quarter	$1.75	$0.80

	COMMON STOCK MARKET PRICE
	HIGH	LOW
FISCAL YEAR ENDED DECEMBER 31, 2022:
First Quarter	$13.00	$11.00
Second Quarter	$13.00	$11.35
Third Quarter	$11.36	$11.30
Fourth Quarter	$11.30	$11.30

Holders

As of March 21, 2024, there were 41 stockholders of record of the Company’s common stock based upon the records of the stockholders provided by the Company’s transfer agent. 3,061,360 shares are held at CEDE. The Company’s transfer agent is Equity Stock Transfer, 237 W 37th Street, Suite 601, New York, NY 10018.

Dividends

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The declaration, amount and payment of any future dividends on shares of our common stock, if any, will be at the sole discretion of our Board, which may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, the implications of the payment of dividends by us to our shareholders or by our subsidiaries to us, and any other factors that our Board may deem relevant.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

In connection with the Socialcom Exchange, on January 30, 2023, David Lelong, in his capacity as sole director and majority shareholder of the Company, approved the 2023 Equity Incentive Plan (the “2023 Plan”) of the Company. Under the Exchange Agreement, the Company agreed to issue a total of 22,793,540 options to purchase common stock of the Company to Socialcom directors, officers, employees and consultants under the 2023 Plan in exchange for the cancellation of a total of 2,604,976 outstanding Socialcom stock options held by such persons. As of the date of this Report, such exchange has not yet occurred. During the year ended December 31, 2023, an additional 5,318,863 options were granted, 56,324 options were exercised, and 4,004,254 options expired. At December 31, 2023, 24,051,825 options to purchase common stock of the Company were outstanding.

ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Socialcom, the Company’s operating subsidiary through which we provide digital ad solutions, was incorporated in the State of California on March 8, 2013, for the purpose of delivering advanced integrated advertising and technology services to independent agencies and brands. Socialcom’s integrated tech solution, both self-service (whereby the Socialcom customer fully manages their own campaign utilizing the company’s platform solutions) and managed service (whereby the company acts on behalf of the Socialcom customer to fully manage their campaign), is built to deliver end-to-end omnichannel performance, including advertising technology, data-driven campaign optimization, reporting and insights, as well as creative services. Since its inception the strategic focus of the company has been oriented toward mid-market businesses, a significant and often underserved segment of the larger U.S. economy, especially with respect to their need for powerful enterprise advertising technology solutions to drive improved business outcomes. Socialcom continues to embrace future-first solutions, recognizing ongoing changes in the ad tech space, from data usage and privacy, to emerging technologies and platforms.

During FY 2022, the Company partnered with the industry’s leading DSP to launch Admatx its self-serve demand side platform (DSP) centered around the principle of democratizing access to enterprise-level adtech by placing control into the hands of the customer without requiring a prohibitive minimum spend or a long-term subscription commitment. Admatx is focused on SMB marketers, looking for an easy-to-use performance DSP without any spend minimums.

During FY 2022, the Company lost certain key customers and saw decreased spend for certain existing customers, which had a material impact on revenue. We experienced turnover in members of our customer support team during the period, which directly impacted certain client relationships. We also saw an increasing trend toward in-housing of media buying by advertisers as well as increased access to enterprise technology and data-powered buying solutions by agencies, representing a competitive threat to the Company’s value proposition. Other reasons for the decline in revenue include macro-economic factors such as inflationary pressures, the lingering impact of COVID-19 and diminished consumer spending, all contributing to reduced advertising budgets from customers in general.

During FY 2023, the Company saw the trend of reduced revenue continue, although the decrease was far less dramatic than that experienced in FY 2022. The revenue reduction in FY 2023 arose in part as a result of lower overall volume of work (partially offset by larger campaign sizes for certain customers), along with increased in-housing of media buying by clients. The Company’s net loss increased by approximately $3.4 million year over year, due to the decline in revenue as well as an increase in operating expenses and interest expense, as described further below.

In response, management has taken steps to (i) improve the employee experience and in turn improve employee retention; and (ii) enhance our product offerings and strengthen our core solutions to the middle market. More specifically, in order to drive increased customer acquisition, the Company is focused on improved market differentiation related to product development and innovation in the key three areas of: (i) predictive analytics, (ii) supply optimization, and (iii) creative automation. In 2023 we developed an industry leading, data-driven addition to our tech stack, successfully incorporating several layers of artificial intelligence (AI), predictive analytics, and automation in the application of data science, audience insights and tech-powered creative, an integrated and holistic system designed to optimize performance in real time for our brand and agency customers. We have successfully taken our new AI-powered data science solutions to market through various ongoing sales and marketing activities and are currently activating campaigns and delivering impact for both existing and new customers.

In addition, in March 2024 we obtained 11 customer accounts and 14 employees from a very large company, which includes over $4 million in prepaid amounts (and thereby potential additional revenue), in addition to the continued good will, subject to our provision of services to the new customers and to that party’s right to offset for personnel expenses.

Moving forward, we are actively assessing the mergers and acquisitions (M&A) landscape to identify potential acquisition targets, whether creative, media or technology companies, with stable customers and revenues, that can drive improved business outcomes through integrated access to the Socialcom media services solution.

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

In addition, technological and other changes and developments in the digital ad space will also affect our operations and operating results. For example, many websites including Google have began the process of or are expected to update or alter their privacy settings and practices, including by eliminating “cookies” and the collection of personal identifiable information and website browser data about users, for which we and our industry will need to adjust in order to maintain and grow our operations.

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

Our customer base and, related, our employee base and infrastructure, may also be influenced by our potential entrance into M&A or strategic transactions, which is a continued focal point of management as we seek to grow our operations and establish consistent revenue streams. With these developments comes challenges with respect to integration and due diligence of target business and strategic partners, but also potential for upside to the extent these efforts are successful in achieving their business objectives.

Labor Shortages

Because of our focus on digital advertisements and the underlying technology and infrastructure involved in those processes, as well as providing a wide variety of businesses with their digital marketing needs, our operations depend on procuring, training and maintaining skilled personnel to assist us and our customers in fulfilling these demands. In recent periods, macroeconomic factors have contributed to labor shortages in the U.S. across industries. As a result of this and other factors, in FY 2022 the loss of certain personnel, including members of our sales and customer support team, adversely impacted our operating results in that period. If the tightened labor market trend continues in general or for our business in particular, this trend could persist. In FY 2023, we made significant strides in optimizing our operations, which not only reduced our operating expenses but also strategically positioned us for sustained incremental growth in the upcoming year. Through a combination of streamlining initiatives and technological advancements, we have enhanced our efficiency and productivity across all departments. These efforts resulted in a notable positive impact on our financial performance and operational agility. As we enter FY 2024, we are building on the momentum from the previous year's achievements. Our team is now more agile, our cost structure more efficient, and our business model has been refined to capitalize on emerging opportunities in digital advertising and marketing services. We are confident that the measures taken to strengthen our workforce and operational practices will continue to yield beneficial results and drive growth in FY 2024.

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

RESULTS OF OPERATIONS

This discussion may contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from the forward-looking statements discussed in this Report. This discussion should be read in conjunction with our consolidated financial statements, the notes thereto and other financial information included elsewhere in this Report and to the “Risk Factors” disclosed in Item 1A of this Report.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenue

Revenue was $16,033,823 for the year ended December 31, 2023, a decrease of $1,585,681, or 9.0% compared to revenue of $17,619,504 for the year ended December 31, 2022. The decrease in revenue was primarily due to larger campaigns that ran during the period, thereby reducing the overall number of customer projects, as well as certain brands moving their campaigns to internal house buying teams, a trend experienced by others in our same industry. In addition, certain macro-economic pressures produced a reduction in consumer confidence and consumer spending which in turn led to a reduction in media spending by brands and agencies, as experienced by others in our same category.

Costs of Revenue

Cost of revenue was $11,293,442 for the year ended December 31, 2023, a decrease of $203,097, or 1.8% compared to $11,496,539 during the year ended December 31, 2022. The decrease was driven primarily by a lower number of customer campaigns, partially offset by larger campaign sizes, along with increased in-housing of media buying by clients in in the 2023 period.

Our gross profit margins were 30% during the year ended December 31, 2023 compared to 35% during the year ended December 31, 2022. The decrease was driven primarily by an increase in lower margin revenue delivered in the year ended December 31, 2023.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $10,066,408 for the year ended December 31, 2023, a decrease of $252,548, or 2.4%, compared to $10,318,956 during the year ended December 31, 2022. The decrease was driven primarily by a decrease in headcount. expenses during the period.

Cost of Legal Settlement

Cost of legal settlement was $894,274 for the year ended December 31, 2023; there were no comparable costs in the prior year. Cost of legal settlement were in connection with of liability claimed by a vendor in a legal dispute and to court costs.

Other Expense, Net

Other expense consisted of interest expense net of interest income, which was $2,329,809 and interest income – restricted investment of $28,470 during the year ended December 31, 2023.  This represents an increase of $1,694,661, or 279%, compared to interest expense, net of interest income of $606,678 during the year ended December 31, 2022. There was no interest income- restricted investment in the prior year. The increase was driven primarily by the amortization of the discount on the Decathlon loan and to increased principal balances under our notes payable.

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

For the year ended December 31, 2023, net cash used in operating activities of ($3,584,218) resulted primarily from a net loss of $8,521,640 adjusted for non-cash items totaling $4,684,576 and a net decrease of $17,154 in the components of working capital. The $4,684,576 in non-cash adjustments to net income are attributable to primarily to charges of $1,674,771 in connection with a minimum interest liability on the Decathlon Loan; $1,428,099 related to employee stock-based compensation, $581,352 for amortization of our office lease, $302,909 for the amortization of discounts on notes payable, $226,791 of depreciation and amortization, and provision for doubtful accounts of $499,124. The decrease in cash resulting from changes in the components of working capital of $17,154 was due primarily to a $1,371,863 increase  in accounts receivable and a $1,237,189 increase in accounts payable, with the remaining change attributable to normal operational fluctuations in current assets and current liabilities.

For the year ended December 31, 2022, net cash used in operating activities of ($4,360,072) resulted primarily from a net loss of ($4,802,699) adjusted for non-cash items totaling $1,327,302 and a net decrease of ($884,705) in the components of working capital. The $1,327,302 in non-cash adjustments to net income are attributable primarily to charges of $549,570 for amortization of our office lease, $431,817 related to employee stock-based compensation, $206,947 of depreciation and amortization, and $138,968 in the provision for doubtful accounts. The change in the components of working capital of ($884,705) during the period was due primarily to a $1,246,928 decrease in accounts receivable and a $1,237,034 increase in accounts payable, with the remaining change attributable to normal operational fluctuations in current assets and current liabilities.

Cash Flows Used in Investing Activities

Our primary investing activities consist primarily of the purchase of fixed assets and costs paid for the development of software to improve our platform. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

For the year ended December 31, 2023, we used $1,044,786 of cash in investing activities, consisting of $1,000,786 invested into securities related to the funding of the surety bond described in Notes 13 and 16, $31,619 invested in capitalized software and $12,283 to purchase fixed assets.

For the year ended December 31, 2022, we used $108,834 of cash in investing activities, consisting of $89,094 of cash for the development of software and $19,740 of cash used to purchase fixed assets.

Cash Flows Provided by Financing Activities

Our financing activities consisted primarily of the sale of common and preferred stock, borrowings and repayments of our debt, proceeds from forgiveness on borrowings, proceeds from the exercise of options issued under our equity compensation plan.

For the year ended December 31, 2023, cash provided by financing activities of $4,547,035 was due to $2,724,000 in proceeds from the issuance of convertible notes payable to related parties, $1,500,000 in proceeds from the sale of preferred stock, $500,000 in proceeds from the sale of common stock, $310,000 in proceeds from a note payable to a related party, and $5,071 from the exercise of stock options, partially offset by $492,036 in principal payments on loans.

For the year ended December 31, 2022, cash provided by financing activities of $1,417,575 was due to $1,000,000 in proceeds from the sale of common stock, $500,000 in proceeds from the issuance of notes payable to related parties, and $50,000 in proceeds from a loan, partially offset by $132,530 in principal payments on loans.

Non-GAAP Measures

EBITDA & Adjusted EBITDA

EBITDA is a non-GAAP financial measure defined as net income (loss) before interest, tax, and depreciation and amortization. Adjusted EBITDA is a non-GAAP financial measure that we define as net income (loss) before (a) certain stock-based compensation expense, (b) costs attributable to non-recurring settlement expense, legal activity, professional fees, and other transaction and offering costs, (c) interest, (d) tax, and (e) depreciation and amortization. We use Adjusted EBITDA to evaluate the performance of our core business operations. We believe that information about Adjusted EBITDA assists investors by allowing them to evaluate changes in the operating results of our business separate from non-operational factors that affect net income (loss), thus providing insights into both operations and the other factors that affect reported results. Adjusted EBITDA is not calculated or presented in accordance with GAAP. Accordingly, Adjusted EBITDA should be considered in addition to, and not as a substitute for, operating income (loss), net income (loss), and other measures of financial performance reported in accordance with GAAP. Furthermore, this measure may vary among other companies; thus, Adjusted EBITDA as presented herein may not be comparable to similarly titled measures of other companies.

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
Adjusted Net Loss	2023	2022
Net Loss	$(8,521,640)	$(4,802,669)
Interest, net	2,301,339	606,678
Taxes	-	800
Depreciation and Amortization	226,791	206,947
EBITDA	$(5,993,510)	$(3,988,244)
Stock-based compensation costs	1,428,099	431,817
Settlement expense (1)	894,274	-
Litigation expense (2)	28,122	125,919
Transaction costs (3)	251,459	87,091
Adjusted EBITDA	$(3,391,556)	$(3,343,417)

(1)	Relates to one-time settlement accrual for Zeta dispute as described in Part II. Other Information Item 1. Legal Proceedings.

(2)	Relates to litigation expense specific to Zeta dispute as described in Part II. Other Information Item 1. Legal Proceedings.

(3)	Relates to legal and consulting fees specific to the share exchange as described in Note 1 to the financial statements contained in this report.

Liquidity and Capital Resources

As of April 8, 2024, we have unrestricted cash on hand of approximately $646,160. Management believes this amount is not sufficient to meet our operating needs for the next 12 months, and in order to meet our working capital requirements, we will need to either raise sufficient capital or reduce our expenditures. We will rely on our ability to improve operating cash flow or raise additional capital through the sale of debt or equity securities and draw on our existing credit facility, in addition to our existing cash and cash equivalents to meet our working capital requirements for at least the next 12 months.

The Company’s ability to continue as a going concern is dependent upon its ability to improve cash flow and the ability to obtain additional financing, including potentially through proceeds raised from its Regulation A offering. These and other factors substantial doubt about the Company’s ability to continue as a going concern in the following 12-month period.

Our recent and potential future financing transactions, outstanding indebtedness and other developments which will potentially impact our liquidity are summarized below.

During the year ended December 31, 2023, we recorded an increase in the minimum interest liability due on our Decathlon Loan in the amount of $900,000.

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

Financing Agreements

On June 13, 2019, Socialcom entered into an accounts receivable financing and security agreement (the “Financing Agreement”) with SLR Digital Finance, LLC as the secured lender which was amended on September 18, 2023, January 31, 2024 and April 1, 2024. The Financing Agreement as amended has a current maximum amount of $2,000,000 and an interest rate per annum equal to 5% plus the “prime rate”, which is defined as the higher of the highest rate as reported by the Wall Street Journal or 8.5%. The Financing Agreement provided for an initial financing fee equal to 1/12th of the facility interest rate and additional monthly financing fees of 1/12th of the facility interest rate. The Financing Agreement is subject to an early termination fee equal to 2% of the maximum amount available under the Financing Agreement. Further, the Financing Agreement provides that Socialcom shall at all times use at least 20% of the maximum amount. The revolving credit facility under the Financing Agreement is secured by the trade accounts receivable of Socialcom and guaranteed by its assets and the assets of Vado, including the Socialcom common stock Vado holds representing 100% of the outstanding Socialcom common stock. Upon any event of default, the lender may, among other things, immediately demand repayment of all advanced amounts thereunder. The Financing Agreement provides, among other things, that the lender can immediately terminate the Financing Agreement and demand payment. In addition, Jason Wulfsohn, our Chief Executive Officer and a principal stockholder, guaranteed the loan and pledged his shares of Vado common stock to secure payment.

On December 31, 2019, Socialcom borrowed $3,000,000 (the “Decathlon Loan”). The Decathlon Loan is due June 30, 2024 and is secured by all the assets of Socialcom. The Decathlon Loan accrues interest at a variable rate based upon internal rate of return targets, which interest multiple is subject to increase by 0.015 upon an event of default. The effective rate of interest for the years ended December 31, 2023 and 2022 was approximately 17%. Repayments are required based upon a fixed percentage of our earned revenue. If not repaid prior the final balance is due on June 30, 2024. The Decathlon Loan is subject to minimum interest that escalates over the term of the loan. At December 31, 2023 and 2022, the potential liability for unearned minimum interest was $886,733 and $1,661,504, respectively. During the year ended December 31, 2023, the Company made principal and interest payments in the amount $112,179 and $381,384, respectively, on the Decathlon loan. During the year ended December 31, 2022, the Company made principal and interest payments in the amount $132,530 and $402,648, respectively, on the Decathlon loan.

Related Party Indebtedness

As disclosed in “Related Party Transactions” and in footnote 11 and 12 to our financial statements, Socialcom has a total of $3,824,000 in outstanding related party indebtedness payable to our officers and directors or affiliated entities. $600,000 of this indebtedness accrues interest at 15% and matures in March 2024 (for which we intend to seek a waiver and extension from the holders), $800,000 of this indebtedness accrues interest at 7.25%, matures December 31, 2024, and is convertible into our common stock at a conversion price of approximately $0.233 per share. $500,000 of this indebtedness accrues interest at the rate of 8.25% and matures in December 2025, with the remaining $1,924,000 accruing interest at 7.25% and maturing in December 2025. Additional details concerning certain of these loans are provided in the paragraphs that immediately follow.

On February 7, 2023, in connection with the Zeta litigation described under “Legal Proceedings,” Socialcom borrowed $800,000 from Kahala19 LLC, an entity controlled by Reeve Benaron, the Company’s director and a principal shareholder. In March 2023, we issued Kahala 19 LLC an identical note and it cancelled the Socialcom note. The principal and accrued interest on this note is convertible into the Company’s common stock at a conversion price of approximately $0.233 per share. The note as amended accrues interest at 7.25% per annum and matures on December 31, 2024. The interest rate is subject to increase to 18% upon the occurrence of an event of default.

On May 12, 2023, also in connection with the Zeta litigation, Socialcom borrowed $1,300,000 from an entity affiliated to Jason Wulfsohn, the Company’s CEO and a director. The note accrued interest at 7.25% per annum and matures on December 31, 2025. This note is convertible into common stock of the Company at a price of $0.32 per share.

On December 29, 2023 the Company borrowed $310,000 from Jason Wulfsohn, the Company’s CEO and a director. The note accrues interest at the rate of 7.25% and matures on December 29, 2024.

These loans are included in the related party indebtedness described above.

General

Historically, we have financed the Company through a combination of debt and equity transactions, including significant loans from our principal stockholders. To meet future capital requirements, we plan to raise additional capital through the sale of equity securities or through equity-linked or debt-financing arrangements, to the extent our operating cash flow is insufficient to fund our operations in future periods.

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

Critical Accounting Policies and Estimates

Use of Estimates in the Preparation of Financial Statements

The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These estimates include certain assumptions related to, among others, doubtful accounts receivable, valuation of stock-based services, operating right of use assets and liabilities, and income taxes. On an on-going basis, we evaluate these estimates, including those related to revenue recognition and concentration of credit risk. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Accounts subject to estimate and judgements are accounts receivable reserves, income taxes, intangible assets, contingent liabilities, and equity-based instruments. Actual results may differ from these estimates under different assumptions or conditions. We believe our estimates have not been materially inaccurate in past years, and our assumptions are not likely to change in the foreseeable future.

(b) Stock options:

The Company accounts for options in accordance with FASB ASC 718-40. Options are valued upon issuance utilizing the Black-Scholes valuation model. Option expense is recognized over the requisite service period of the related option award. The following table illustrates certain key information regarding our options and option assumptions at December 31, 2023 and 2022:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2021	7,076,563	$0.083
Granted	18,905,390	0.102
Exercised	(1,225)	0.086
Cancelled / Expired	(3,187,188)	0.089

Options outstanding at December 31, 2022	22,793,540	$0.098
Granted	5,318,863	0.295
Exercised	(56,324)	0.089
Cancelled / Expired	(4,004,254)	0.121

Options outstanding at December 31, 2023	24,051,825	$0.137

The Company valued warrants and options using the Black-Scholes valuation model utilizing the following variables:

	December 31,	December 31,
	2023	2022
Volatility	76.03%	69.93-79.02%
Dividends	$-	$-
Risk-free interest rates	4.84%	1.47-4.35%
Expected term (years)	5.00	2.77-6.15

Provision for Doubtful Accounts Receivable

The Company maintained an allowance in the amount of $184,629 and $224,974 for doubtful accounts receivable at December 31, 2023 and 2022, respectively. The Company has an operational relationship of several years with our major customers, and we believe this experience provides us with a solid foundation from which to estimate our expected losses on accounts receivable. Should our sales mix change or if we develop new lines of business or new customers, these estimates and our estimation process will change accordingly. These estimates have been accurate in the past.

Income Taxes

The Company uses the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to financial statements carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. The measurement of deferred tax assets and liabilities is based on provisions of applicable tax law. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance based on the amount of tax benefits that, based on available evidence, is not expected to be realized. At December 31, 2023, the Company has a net operating loss carryforward of approximately $12,626,177 for Federal and $13,569,860 for California.

ITEM 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Vado Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Vado Corp. (the Company) as of December 31, 2023 and 2022, and the related statements of operations, stockholders’ equity, and cash flows for each of the two-year periods ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023 and 2022 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition

As discussed in Note 2, the Company recognizes revenue upon transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company offers customers the ability to acquire multiple services. Significant judgment is exercised by the Company in determining revenue recognition for these customer agreements. Given these factors and due to the volume of transactions, the related audit effort in evaluating management’s judgments in determining revenue recognition for these customer agreements was extensive and required a high degree of auditor judgment.

We tested the Company’s allocation of the transaction price and other variables that impact revenue recognition.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2022

The Woodlands, TX

April 16, 2024

VADO CORP.

BALANCE SHEETS

	December 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash	$133,182	$485,053
Investments – restricted	1,029,256	-
Accounts receivable	2,953,497	2,080,758
Other current assets	235,242	245,486
Total current assets	4,351,177	2,811,297

Property and equipment, net of accumulated depreciation of $170,854 and $152,058	26,463	32,976
Right of use operating leases, net	-	581,352
Intangible assets -amortizable	110,425	286,801
Total Assets	$4,488,065	$3,712,426

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued liabilities	3,555,630	2,272,119
Acquisition liabilities	12,500	162,500
Deferred revenue	191,766	72,630
Lease liability, operating leases, current	-	631,144
Accrued settlement	2,476,926	1,707,652
Loans payable, current	3,459,516	348,945
Loans payable, related party, current	996,700	757,426
Convertible notes payable, related party, current, net of discount	800,000	-
Total current liabilities	11,493,038	5,952,416

Loans payable	200,000	2,127,836
Loans payable, related party	413,300	342,574
Convertible notes payable, related party, net of discount	1,529,973	-
Total Liabilities	13,636,311	8,422,826

Commitments and contingencies	-	-
Stockholders’ equity (deficit)
Common stock, $0.001 par value, 490,000,000 shares authorized, 182,492,222 and 173,757,921 shares issued and outstanding at December 31, 2023 and 2022, respectively	182,493	173,758
Preferred stock, Series A; $0.001 par value, 1,000,000 shares authorized, 223,333 and 170,000 shares issued and outstanding at December 31, 2023 and 2022, respectively	223	170
Additional paid-in capital	5,868,972	1,793,966
Accumulated deficit	(15,199,934)	(6,678,294)
Total stockholders’ equity (deficit)	(9,148,246)	(4,710,400)

Total liabilities and stockholders’ equity (deficit)	$4,488,065	$3,712,426

The accompanying notes are an integral part of these financial statements.

VADO CORP.

STATEMENTS OF OPERATIONS

	For the Twelve Months Ended
	December 31,
	2023	2022

Revenue	$16,033,823	$17,619,504
Cost of revenue	11,293,442	11,496,539
Gross Profit	4,740,381	6,122,965

Operating expenses:
Selling, general and administrative	10,066,408	10,318,956
Cost of legal settlement	894,274	-

Total operating expenses	10,960,682	10,318,956

Net operating loss	(6,220,301)	(4,195,991)

Other expense:

Interest expense, net of interest income	(2,329,809)	(606,678)
Interest income, restricted investment	28,470	-
Total other expense	(2,301,339)	(606,678)

Net loss before provision for income taxes	(8,521,640)	(4,802,669)

Provision for income taxes	-	-

Net loss	$(8,521,640)	$(4,802,669)

Net loss per share - basic	$(0.05)	$(0.03)

Net loss per share - diluted	$(0.05)	$(0.03)

Weighted average shares outstanding - basic	181,525,523	165,517,870

Weighted average shares outstanding - diluted	181,525,523	165,517,870

The accompanying notes are an integral part of these financial statements.

VADO CORP.

STATEMENTS OF CASH FLOWS

	For the Twelve	For the Twelve
	Months Ended	Months Ended
	December 31,	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(8,521,640)	$(4,802,669)
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Stock based compensation	1,428,099	431,817
Amortization of discount on investment	(28,470)	-
Depreciation and amortization	226,791	206,947
Amortization of ROU asset	581,352	549,570
Amortization of discount on convertible note payable	302,909	-
Provision for doubtful accounts	499,124	138,968
Minimum interest liability on loan	1,674,771	-
Changes in assets and liabilities:
Accounts receivable	(1,371,863)	1,246,298
Other current assets	10,254	(67,106)
Accounts payable	1,237,189	(575,237)
Deferred revenue	119,136	(129,776)
Acquisition liability	(150,000)	(150,000)
Accrued settlement	769,274	(625,000)
Operating lease liability	(631,144)	(583,884)
Net cash (used in) provided by operating activities	(3,854,218)	(4,360,072)

INVESTING ACTIVITIES
Cash paid for fixed assets	(12,283)	(19,740)
Cash paid for development of intangible assets	(31,619)	(89,094)
Investment in securities	(1,000,786)	-
Net cash provided by (used in) investing activities	(1,044,688)	(108,834)

FINANCING ACTIVITIES
Proceeds from sale of common stock	500,000	1,000,000
Proceeds from exercise of stock options	5,071	105
Proceeds from notes payable - related parties	310,000	500,000
Proceeds from EIDL Loan	-	50,000
Proceeds from convertible notes payable - related parties	2,724,000	-
Issuance of Series A Preferred Stock for cash	1,500,000	-
Principal payments on loan payable	(492,036)	(132,530)
Net cash provided by (used in) financing activities	4,547,035	1,417,575

Net increase in cash and cash equivalents	(351,871)	(3,051,331)

Cash and cash equivalents at beginning of period	485,053	3,536,384

Cash and cash equivalents at end of period	$133,182	$485,053

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$483,252	$402,648
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Effect of reverse merger	$53,308	$-
Issuance of preferred stock for prepaid services	$100,000	$-
Discount on November Convertible Note	$156,250	$-
Discount on May Convertible Note	$325,000	$-
Discount on February Convertible Note	$215,686	$-

The accompanying notes are an integral part of these financial statements.

VADO CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock Series A		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2021	168,579,889	$168,580	150,000	$150	367,242	(1,875,625)	(1,339,653)
Proceeds from the sale of common stock	4,983,414	4,984	-	-	995,016	-	1,000,000
Issuance of restricted stock awards to employee	193,393	193	-	-	16,731	-	16,924
Issuance of shares for exercise of stock options	1,225	1	-	-	104	-	105
Vesting of stock options	-	-	-	-	414,893	-	414,893
Effect of reverse merger	-	-	20,000	$20	(20)	-	-
Net income for the year ended December 31, 2022	-	-	-	-		(4,802,669)	(4,802,669)
Balance, December 31, 2022	173,757,921	$173,758	170,000	$170	$1,793,966	$(6,678,294)	$(4,710,400)

Balance, December 31, 2022	173,757,921	$173,758	170,000	$170	$1,793,966	(6,678,294)	(4,710,400)
Effect of reverse merger	6,985,500	6,986		-	(53,308)	-	(46,322)
Share based compensation	-	-	-	-	1,328,109	-	1,328,109
Issuance of shares to service provider	-	-	3,333	3	99,997	-	100,000
Sale of common stock for cash	1,692,476	1,692	-	-	498,308	-	500,000
Sale of Series A Preferred Stock for cash	-	-	50,000	50	1,499,950	-	1,500,000
Discount on convertible notes payable	-	-	-	-	696,936	-	696,936
Shares issued for conversion of stock options	56,324	57	-	-	5,014	-	5,071
Net loss for the year ended December 31, 2023	-	-	-	-	-	(8,521,640)	(8,521,640)
Balance, December 31, 2023	182,492,221	$182,493	223,333	$223	$5,868,972	$(15,199,934)	$(9,148,246)

VADO CORP.

NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

1. Nature of Operations

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States and are expressed in US dollars. The Company has adopted a fiscal year end of December 31. The accompanying audited consolidated financial statements include the accounts of Socialcom and Vado Corp. All material intercompany transactions have been eliminated in consolidation.

Going Concern

Our financial statements were prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, during the year ended December 31, 2023, the Company incurred a net loss  in the amount of $8,521,640. At December 31, 2023, the Company had cash in the amount of $133,182, a working capital deficit in the amount of $7,141,861, and an accumulated deficit of $15,199,934. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the audited financial statements. Management intends to finance operating costs over the next twelve months with the proceeds from the sale of equity securities, and/or revenues from operations. Although the Company has been successful in raising funds, there can be no assurance that we will be successful in our efforts to raise additional debt or equity capital and/or that cash generated by our future operations will be adequate to meet our needs.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash of $133,182 and $485,053 and no cash equivalents as of December 31, 2023 and 2022, respectively.

Restricted Investment

The Company has a restricted investment in the amount of $1,029,256 in connection with a complaint filed by a former services provider of the Company in the amount of $1,442,441 for amounts due. The restricted investment is held in the form of a United States Treasury Bill which matures on May 16, 2024. It is the Company’s intention to hold this investment to maturity. See notes 3, 14, and 17.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles including goodwill for impairment on an annual basis utilizing the guidance set forth in the Statement of Financial Accounting Standards Board ASC 350 “Intangibles – Goodwill and Other” and ASC 360 “Property, Plant, and Equipment.” At December 31, 2023 and 2022, the net carrying value of intangible assets on the Company’s balance sheet was $110,425 and $286,801, respectively.

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

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred. Total recognized advertising and marketing expenses were $164,307 and $100,862 for the years ended December 31, 2023 and 2022, respectively.

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

Certain leases contain provisions for property-related costs that are variable in nature for which the Company is responsible, including common area maintenance and other property operating services. These costs are calculated based on a variety of factors including property values, tax and utility rates, property services fees and other factors. See note 8.

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

The determination of whether revenue should be reported on a gross or a net basis is based upon an assessment of whether we are acting as the principal or agent in the transaction based upon the guidance in ASC 606. Making such determinations involves judgment and is based on an evaluation of the terms of each arrangement, none of which are considered presumptive or determinative. We act as a principal and recognize revenue on a gross basis if (i) we control the advertising inventory before it is transferred to our customers; (ii) we bear sole responsibility for fulfillment of the advertising promise and inventory risks and (iii) we have full discretion in establishing prices. We applied the guidance of ASC 606 to our revenue streams as follows:

Programmatic Solutions: Programmatic revenue consists of delivering our customer’s budget programmatically through our trading desk model, where multiple Demand Side Platforms (“DSP”) are utilized to deliver advertising budgets as paid impressions. The Company, through its understanding of DSP platforms, transacts to spend customer’s budgets within the platforms to execute against customer marketing goals as efficiently and effectively as possible. In this arrangement, our team will perform all of the setup, activation, strategy, tactic building, implementation and delivery of the campaign through a partner platform or platforms. We enter into an Insertion Order / Media Plan (“IO”) with all Programmatic customers. The IO states the services that are to be performed and a budget for each tactic or tactics. We bill our customers for a percentage of the total spend, and recognize revenue upon completion of the performance obligation. Because we are in control of this process and assume inventory risk, we recognize revenue on a gross basis.

Paid Search & Social Solutions: We enter into an Insertion Order / Media Plan (“IO”) with all Paid Search & Social customers. The IO states the services that are to be performed and a budget for each tactic. We bill our customers for a percentage of the total spend, and recognize revenue upon completion of the performance obligation. In instances where we pay the third party for inventory, we recognize revenue on a gross basis because we bear the inventory risk. In instances where the customer pays the third party, we recognize revenue on a net basis.

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

Deferred Revenue

Certain customer arrangements in the Company's business result in deferred revenues when cash payments are received in advance of performance.

The following table represents the changes in deferred revenue as reported on the Company’s consolidated balance sheets:

Balance acquired as of December 31, 2021	$202,406
Cash payments received	1,649,836
Net sales recognized	(1,779,612)
Balance as of December 31, 2022	$72,630

Cash payments received	2,627,246
Net sales recognized	(2,508,110)
Balance as of December 31, 2023	$191,766

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

Equity instruments issued to recipients other than employees are recorded pursuant to the guidance contained in ASU 2018-07 (“ASU 2018-07”), Improvements to Non-employee Share-Based Payment Accounting, which simplified the accounting for share-based payments granted to non-employees for goods and services. Under the ASU 2018-07, most of the guidance on such payments to non-employees would be aligned with the requirements for share-based payments granted to employees.

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options to purchase common stock. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period. At December 31, 2023 and 2022, the Company had the following potentially dilutive instruments outstanding: a total of 21,684,635 and 7,851,078 shares, respectively, issuable upon the exercise of stock options.

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculations. At December 31, 2023 and 2022, 610,920 and 1,009,176 stock options are excluded from the calculation of fully-diluted shares outstanding.

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

Commitments and Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims brought to such legal counsel’s attention as well as the perceived merits of the amount of relief sought or expected to be sought therein.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, current U.S. GAAP requires the performance of procedures to determine the fair value at the impairment testing date of assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, the amendments under this ASU require the goodwill impairment test to be performed by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The ASU became effective for the Company on January 1, 2020. Adoption of ASU 2017-04 did not have a material effect on the Company’s financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard effective January 1, 2021; we do not expect the adoption to have a material impact on the Company’s financial statements.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible Preferred Stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard is effective for us on January 1, 2022, including interim periods within such fiscal year. Adoption is either a modified retrospective method or a fully retrospective method of transition. We are currently assessing the impact the new guidance will have on our consolidated financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3. Investments - Restricted

The Company has a restricted investment in the amount of $1,029,256 in connection with a complaint filed by a former services provider of the Company in the amount of $1,442,441 for amounts due. The restricted investment is held in the form of a United States Treasury Bill which matures on May 16, 2024. It is the Company’s intention to hold this investment to maturity. See notes 14 and 17.

The components of restricted investments were as follows:

	Fair	Unrealized
December 31, 2023	Value	Losses
U.S. Treasury Bill	$1,029,891	$(365)

	Fair	Unrealized
December 31, 2022	Value	Losses
U.S. Treasury Bill	$-	$-

The investment consists of one U.S. Treasury Bill with a maturity date of May 16, 2024 and original par value of $1,049,000. This instrument was purchased June 13, 2023 at a price of $1,000,786 and an original issue discount of $48,214. During the year ended December 31, 2023, the Company recorded interest income in the amount of $28,470 in connection with this investment.

4. Accounts Receivable

Accounts receivable, net was $2,953,497 and $2,080,758 at December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, the Company charged the amount of $499,124 and $138,968, respectively, to bad debt expense. At December 31, 2023 and 2022, the Company maintained a reserve for doubtful accounts in the amount of $571,773 and $224,974, respectively.

On June 13, 2019, the Company entered into an accounts receivable financing and security agreement (the “Financing Agreement”) in the maximum amount of $10,000,000 whereby the Company would be advanced up to 85% of the gross value of its accounts receivable invoices submitted to the lender for purchase. On June 11, 2021, the maximum amount available under the Financing Agreement was reduced to $5,000,000, and on June 8, 2022, the maximum amount available under the Financing Agreement was reduced to $3,000,000 and the facility interest rate was increased to LIBOR plus 7.25% per annum (up from LIBOR plus 6.50%). The Financing Agreement provides for an initial financing fee equal to 1/12th of the facility interest rate and additional monthly financing fees of 1/12th of the facility interest rate. The revolving credit facility under the Financing Agreement is secured by the trade accounts receivable of the Company and guaranteed by its assets. During the years ended December 31, 2023 and 2022, the Company charged to interest expense the amount of $107,089 and $104,754, respectively, pursuant to the Financing Agreement.

Accounts receivable, net consisted of the following at December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Accounts receivable	$3,155,200	$2,048,001
Due under Financing Agreement, net	370,070	257,731
Allowance for doubtful accounts	(571,773)	(224,974)
Total	$2,953,497	$2,080,758

5. Other Current Assets

Other current assets consisted of the following at December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Deposits	$39,792	174,092
Prepaid expenses	195,450	71,394
Total	$235,242	$245,486

6. Property and Equipment

Property and equipment consisted of the following at December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Computer equipment	$151,426	$139,143
Leasehold improvements	45,891	45,891
Less: accumulated depreciation	(170,854)	(152,058)
Property and equipment, net	$26,463	$32,976

The Company made payments in the amounts of $12,283 and $19,740 for property and equipment during the years ended December 31, 2023 and 2022, respectively. Depreciation expense totaled $18,796 and $26,157 for the years ended December 31, 2023 and 2022, respectively.

7. Intangible Assets

In January 2021 the Company completed the acquisition of certain assets consisting of customer contracts and customer lists (the “BigBuzz Customer Lists”) from BigBuzz Marketing Group (“BigBuzz”). The cost of the BigBuzz Customer Lists was $475,000 payable over three years (see note 10). The Company also capitalized the direct costs of this transaction in the amount of $7,462 for a total cost basis of $482,462. The BigBuzz Customer Lists are being amortized over a period of three years based on the expected customer life of the assets acquired.

The Company began to capitalize the costs of development of internal use software in August 2021, and software was first placed into service in May 2022. In 2021, the Company capitalized $43,454 of costs to develop internal use software. In 2022, the Company capitalized an additional $89,094 of costs to develop internal use software. The Company placed $123,937 of costs to develop internal use software into service and amortized the amount of $19,969 during the year ended December 31, 2022. The Company placed $31,618 of costs to develop internal use software into service and amortized the amount of $207,994 during the year ended December 31, 2023

The Company has $110,425 in capitalized software costs that have not yet been placed into service at December 31, 2023.

Intangible assets consisted of the following at December 31, 2023 and 2022:

	December 31, 2023
		Accumulated
	Gross	Amortization	Net
Customer lists	$482,462	$(469,060)	$13,402
Internal use software	164,166	(67,143)	97,023
Total	$646,628	$(536,203)	$110,425

	December 31, 2022
		Accumulated
	Gross	Amortization	Net
Customer lists	$482,462	$(308,240)	$174,222
Internal use software	132,548	(19,969)	112,579
Total	$615,010	$(328,209)	$286,801

The Company amortized the amount of $207,994 and $180,790 during the years ended December 31, 2023 and 2022, respectively.

8. Right of Use Assets and Liabilities

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

At December 31, 2023 and 2022, the Company had total right of use assets of $0 and $581,352, respectively, and lease liabilities of $0 and $631,144, respectively, which were included in the Company’s balance sheets. Right to use assets – operating leases are summarized below:

	December 31, 2023	December 31, 2022
Administrative office	$-	$581,352
Right to use assets, net	$-	$581,352

Operating lease liabilities are summarized below:

	December 31, 2023	December 31, 2022
Administrative office	$-	$631,144
Lease liability	$-	$631,144
Less: current portion	-	(631,144)
Lease liability, non-current	$-	$-

The Company’s lease expense was entirely comprised of operating leases. Lease expense for the years ended December 31, 2023 and 2022 was $599,443 and $607,837, respectively. The Company’s ROU asset amortization for the years ended December 31, 2023 and 2022 was $581,352 and $549,570, respectively; the difference between the lease expense and the associated ROU asset amortization consists of interest.

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Trade accounts payable	$2,632,999	$1,585,352
Credit cards payable	661,676	371,773
Accrued payroll and payroll taxes	65,565	261,535
Accrued interest	195,235	53,459
Total	$3,555,475	$2,272,119

10. Acquisition Liabilities

In January 2021 the Company recorded a liability in the amount of $475,000 in connection with the acquisition of the BigBuzz Customer Lists (see note 7), which consisted of a three-year employment agreement for each of the two founders of BigBuzz. As this was an acquisition of only certain assets consisting of customer contracts and customer lists  no other assets were acquired that would give rise to acquisition related liabilities; there were no requirements to hire any other employees as part of the asset acquisition. The Company paid $25,000 of this amount on February 2, 2021; the remainder is payable at the rate of $12,500 per month through January 31, 2024. During each of the years ended December 31, 2023 and 2022, the Company paid the amount of $150,000 in connection with this liability.

11. Loans Payable

	December 31, 2023	December 31, 2022

Loan payable to Decathlon dated December 31, 2019 (the “Decathlon Loan”) in the principal amount of $3,000,000. The Decathlon Loan is due June 30, 2024 and is collateralized by all the assets of the Company. The Decathlon Loan accrues interest at a variable rate based upon internal rate of return targets. The effective rate of interest for the years ended December 31, 2023 and 2022 was approximately 17%. Repayments are required based upon a fixed percentage of our earned revenue. If not repaid prior the final balance is due on June 13, 2024. The Decathlon Loan is subject to minimum interest that escalates over the term of the loan. At December 31, 2023 and 2022, the potential liability for unearned minimum interest was $886,733 and $1,661,504, respectively. During the year ended December 31, 2023, the Company made principal and interest payments in the amount $112,179 and $381,384, respectively, on the Decathlon loan. During the year ended December 31, 2022, the Company made principal and interest payments in the amount $132,530 and $402,648, respectively, on the Decathlon loan.

	$3,459,516	$2,276,781

Loan payable to the US Small Business Administration (the “EIDL Loan”) dated July 7, 2020 pursuant to the Small Business Administration Economic Injury Disaster Loan Program (the “EIDL”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the original principal amount of $150,000. Effective March 31, 2022, the Company borrowed an additional $50,000 under the EIDL Loan, and the balance due was amended to $200,000. Loan. Interest only payments in the amount of $989 per month will begin in January 2023. The term of the EIDL Loan is 30 years, and the annual interest rate is 3.75%. EIDL Loan recipients can apply for, and be granted forgiveness for, all or a portion of loans granted if certain conditions are met. During the years ended December 31, 2023 and 2022, the Company accrued interest in the amount of $8,076 and $6,935, respectively, on the EIDL Loan.

	200,000	200,000

Total	$3,659,516	$2,476,781

Current portion	$3,459,516	$348,945
Long-term maturities	200,000	2,127,836
Total	$3,659,516	$2,476,781

Aggregate maturities of long-term notes payable as of December 31, 2023 are as follows:

For the year ended December 31,

2024	$3,459,516
2025	-
2026	-
2027	-
2028 and thereafter	200,000
Total	$3,659,516

12. Loans Payable – Related Parties

	December 31, 2023	December 31, 2022
Loan payable to an entity affiliated to Jason Wulfsohn, the Company’s CEO, originally dated March 21, 2020, renewed March 21, 2021, March 21, 2022, and March 21, 2023 in the amount of $300,000 bearing interest at the rate of 15% and due April 21, 2024 (the “March 2021 Loan 1”). During the years ended December 31, 2023 and 2022, the Company made interest payments of $45,000 and $45,000, respectively, and no principal payments on the March 2021 Loan 1.	$300,000	$300,000

Loan payable to an entity affiliated to Reeve Benaron, the Company’s Chairman, originally dated March 21, 2020 and renewed March 21, 2021, March 21, 2022, and March 31, 2023 in the amount of $300,000 bearing interest at the rate of 15% and due March 21, 2024 (the “March 2021 Loan 2”). During the years ended December 31, 2023 and 2022, the Company made interest payments of $45,000 and $45,000, respectively, and no principal payments on the March 2021 Loan 2.	300,000	300,000

Loan payable to an entity affiliated to Reeve Benaron, the Company’s Chairman and a principal stockholder, dated June 20, 2022 in the amount of $500,000 bearing interest at the rate of 2.19% and due December 31, 2024 (the “June 2022 Loan”). The June 2022 Loan is payable in eighteen monthly installments of $28,889 beginning on July 20, 2023. On November 13, 2023, the June 2022 Loan was amended to the loan being payable in eighteen monthly installments of $31,354 beginning on July 20, 2024, and the interest rate on the loan was increased to 8.25%. During the years ended December 31, 2023 and 2022 the Company accrued interest in the amount of $26,637 and $5,849, respectively, on the June 2022 Loan.

	500,000	500,000

Loan payable to Jason Wulfsohn, the Company’s CEO, in the amount of $310,000 dated December 29, 2023, bearing interest at the rate of 7.25%, and due December 29, 2024 (the December 2023 Loan”). The Company accrued interest in the amount of $155 on the December 2023 loan during the year ended December 31, 2023.	310,000	-

Total	$1,410,000	$1,100,000

Current portion	$996,700	$757,426
Long-term maturities	413,300	342,574
Total	$1,410,000	$1,100,000

Aggregate maturities of loans payable – related parties as of December 31, 2023 are as follows:

For the year ended December 31,

2023	$996,700
2024	413,300
Total	$1,410,000

13. Convertible Note Payable – Related Party

	December 31, 2023	December 31, 2022

Convertible promissory note payable to an entity affiliated to Reeve Benaron, the Company’s Chairman and a principal shareholder, dated February 7, 2023 in the amount of $800,000 bearing interest at the rate of 7.25% and originally due December 31, 2023 (the “February Convertible Note”). The February Convertible Note is convertible into common stock of the Company at a price of $2.04 per share. The Company recorded a beneficial conversion feature in the amount $215,686 in connection with the February Convertible Note; during the year ended December 31, 2023, $215,686 of the discount was amortized to interest expense. During the year ended December 31, 2023, the Company accrued interest in the amount of $53,710 on the February Convertible Note. See note 19.

	800,000	-

Convertible promissory note payable to an entity affiliated to Jason Wulfsohn, the Company’s CEO and a director, dated May 12, 2023, in the amount of $1,300,000 bearing interest at the rate of 7.25% and due December 31, 2025 (the “May Convertible Note”). The May Convertible Note is convertible into common stock of the Company at a price of $0.32 per share. The Company recorded a beneficial conversion feature in the amount $325,000 in connection with the May Convertible Note. During the year ended December 31, 2023, $77,783 of the discount was amortized to interest expense. During the year ended December 31, 2023, the Company accrued interest in the amount of $61,198 on the May Convertible Note.

	1,300,000	-

Convertible promissory note payable to an entity affiliated to Jason Wulfsohn, the Company’s CEO and a director, dated November 15, 2023, in the amount of $624,000 bearing interest at the rate of 8.5% and due December 31, 2025 (the “November Convertible Note”). The November Convertible Note is convertible into common stock of the Company at a price of $0.32 per share. The Company recorded a beneficial conversion feature in the amount of $156,250 in connection with the November Convertible Note. During the year ended December 31, 2023, $9,439 of the discount was amortized to interest expense. During the year ended December 31, 2023, the Company accrued interest in the amount of $5,949 on the November Convertible Note.

	624,000

Total	$2,724,000	$-

Current portion	$800,000	$-
Long-term maturities	1,924,000	-
Total	$2,724,000	$-

Principal	$2,724,000	$-
Discount	(394,028)	-
Principal net of discount	$2,329,972	$-

14. Accrued Settlements

On December 31, 2019, the Company accrued the amount of $650,000 in connection with the settlement of a dispute with a former contractor. During the years ended December 31, 2023 and 2022, the Company made payments on this accrued liability in the amount of $62,500 and $587,500, respectively. At December 31, 2023, there is no remaining balance on this liability.

On December 31, 2018, the Company accrued the amount of $100,000 in connection with the settlement of a dispute with a former employee. During the years ended December 31, 2023 and 2022, the Company made payments on this accrued liability in the amount of $62,500 and $37,500, respectively. At December 31, 2023, there is no remaining balance on this liability.

On December 31, 2019 the Company accrued $1,582,652 in connection with a vendor dispute. During the year ended December 31, 2023, the Company accrued an additional $894,274 pursuant to this dispute. See notes 2, 3 and17. At December 31, 2023, the amount of $2,476,926 remains on the Company’s balance sheet as an accrued liability. The Company has investments in the amount of $1,029,256 on its balance sheet at December 31, 2023 for the purpose of funding a surety bond in connection with this liability.

15. Stockholders’ Equity

The Company’s authorized capital stock consists of 490,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001, . The Company had 182,492,222 and 173,757,921 shares of common stock issued and outstanding as of December 31, 2023 and 2022, respectively.

The Company has authorized 1,000,000 shares of Series A Convertible Preferred Stock (the ‘Series A”), of which 223,333 shares are outstanding. Subject to certain limitations set forth in the Certificate of Designation of the Series A, each share of Series A is convertible into 20 shares of the Company’s common stock, subject to a 4.99% beneficial ownership limitation which may be increased to up to 9.99% with 61 days’ notice. The Series A is non-voting except as may be required by applicable law. The Series A also provides the holders with senior ranking with respect to the Company’s capital stock upon the occurrence of a liquidation, dissolution or winding up, and a liquidation preference in the event of the merger or consolidation of the Company in which the Company is not the surviving entity, the sale of all of the assets of the Company in a transaction which requires stockholder approval or the dissolution or winding up of the Company, in each case at the stated value of $30 per share of Series A.

Preferred Stock

Year ended December 31, 2023:

On February 24, 2023, the Company sold 25,000 shares of Series A Preferred Stock at a price of $30.00 per share for cash proceeds of $750,000 in the first tranche of a Securities Purchase Agreement entered into on January 30, 2023. On May 25, 2023, the Company sold an additional 25,000 shares of Series A Preferred stock for cash proceeds of $750,000.

On June 1, 2023, the Company issued 3,333 shares of Series A Preferred Stock to a service provider with a fair value of $30 per shares. The amount of $100,000 was charged to prepaid expenses and will be amortized over the one year term of the agreement. During the three months ended June 30, 2023, the Company charged to operations the amount of $3,333 in connection with this transaction

Year ended December 31, 2022:

Recast of 20,000 shares of Series A Preferred Stock issued by predecessor entity in connection with reverse merger.

Common Stock

Year ended December 31, 2023:

On January 30, 2023, the Company sold 1,692,477 shares of common stock at a price of $0.295 per share for cash in the amount of $500,000.

On February 24, 2023 the Company completed the Exchange Agreement with pursuant which to the Company issued to the Socialcom shareholders a total of 173,757,921 shares of the Company’s common stock, representing approximately 96% of the outstanding shares of common stock of the Company after giving effect to such issuance, in exchange for all of the shares of Socialcom common stock held by such Socialcom shareholders. As a result of the foregoing, Socialcom became an approximately 96.6% owned subsidiary of the Company. This transaction was accounted for as a reverse merger, and Socialcom was the accounting acquiror as the Socialcom shareholders own the majority of the common stock outstanding post-merger.  Following the Closing, in May 2023 the Company issued a total of 6,015,757 shares of common stock in exchange for 687,515 shares of Socialcom common stock held by the then minority shareholders of Socialcom. As a result of the foregoing Socialcom became a wholly-owned (rather than a 96.6% owned) subsidiary of the Company. See note 1.

On August 29, 2023, the Company issued 56,324 shares of common stock for the exercise of stock options at a price of $0.09 per shares.

Year ended December 31, 2022:

On June 30, 2022, the Company issued 193,393 shares of common stock to an employee at a price of $0.088 per share to an employee as compensation.

On August 1, 2022, the Company sold 2,751,578 shares of common stock at a price of $0.182 per share for proceeds of $500,000.

On September 30, 2022, the Company sold 2,231,836 shares of common stock at a price of $0.224 per share for proceeds of $500,000.

During the year ended December 31, 2022, the Company issued 1,225 shares of common stock for the exercise of stock options at a weighted average exercise price of approximately $0.086 per share for cash proceeds of $105.

Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company as of December 31, 2023:

			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Options	Contractual	Outstanding	Options	Exercisable
Prices	Outstanding	Life (years)	Options	Exercisable	Options
$0.035	525,000	3.00	$0.035	525,000	$0.035
$0.086	367,500	6.62	$0.086	290,938	$0.086
$0.088	2,900,625	7.22	$0.088	1,827,368	$0.088
$0.094	2,537,500	8.33	$0.094	1,626,380	$0.094
$0.104	12,949,212	6.07	$0.104	12,949,212	$0.104
$0.295	4,771,988	9.83	$0.295	4,465,737	$0.295
	24,051,825	7.14	$0.137	21,684,635	$0.139

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company as of December 31, 2022:

			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Options	Contractual	Outstanding	Options	Exercisable
Prices	Outstanding	Life (years)	Options	Exercisable	Options
$0.035	525,000	4.00	$0.035	525,000	$4.00
$0.086	602,525	7.62	$0.086	364,630	$7.62
$0.088	3,294,375	8.13	$0.088	1,407,350	$8.13
$0.094	5,422,428	9.58	$0.094	158,603	$9.58
$0.104	12,949,212	7.07	$0.104	5,395,495	$7.07
	22,793,540	7.76	$0.098	7,851,078	$7.76

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2021	7,076,563	$0.083
Granted	18,905,390	0.102
Exercised	(1,225)	0.086
Cancelled / Expired	(3,187,188)	0.089

Options outstanding at December 31, 2022	22,793,540	$0.098
Granted	5,318,863	0.295
Exercised	(56,324)	0.089
Cancelled / Expired	(4,004,254)	0.121

Options outstanding at December 31, 2023	24,051,825	$0.137
Options vested and exercisable at December 31, 2023	21,684,635	$0.139

During the year ended December 31, 2022, the Company issued 18,905,390 stock options with a weighted-average exercise price of $0.102 and a term of 10 years.  The options vest as follows:  1,881,250 options vested upon issuance; 12,949,213 options vest monthly over one year; and 87,500 options vest quarterly over one year.  The remaining 3,987,427 options have the following vesting terms:  25% vest after one year, and 75% vest quarterly over the succeeding nine quarters.

During the year ended December 31, 2023, the Company issued 5,318,863 stock options with a weighted-average exercise price of $0.295 and a term of 10 years.  The options vest as follows: 5,012,613 options vested upon issuance; and the remaining 306,250 options have the following vesting terms: 25% vest after one year, and 75% vest quarterly over the succeeding nine quarters.

During the year ended December 31, 2023, the Company charged $1,328,119 to stock based compensation expense, including $1,328,119 for stock options and $0 for stock awards. During the year ended December 31, 2022, the Company charged $431,817 to stock based compensation expense, including $414,893 for stock options and $16,924 for stock awards.

The aggregate intrinsic value of options outstanding and exercisable at December 31, 2023 and 2022 was $3,794,925 and $2,884,456, respectively. Aggregate intrinsic value represents the difference between the fair value of the Company’s stock on the last day of the fiscal period, which was $0.295 and $0.224 as of December 31, 2023 and 2022, respectively, and the exercise price multiplied by the number of options outstanding.

The Company valued options using the Black-Scholes valuation model utilizing the following variables:

	Year Ended December 31,
	2023	2022
Volatility	76.03%	69.93-79.02%
Dividends	$-	$-
Risk-free interest rates	4.84%	1.47-4.35%
Expected term (years)	5.00	2.77-6.15

16. Income Taxes

The provision for income taxes attributable to the Company consisted of the following for the year ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Current:
U.S. federal income tax	$-	$-
State and local income tax	$-	$-
Foreign income tax	$-	$-

Deferred:
U.S. federal income tax	$(1,832,100)	$(584,800)
State and local income tax	$(842,500)	$(268,300)
Foreign income tax	$-	-

Total tax	$(2,674,600)	$(853,100)
Valuation allowance	$2,674,600	$853,100
Income tax provision	$-	$-

The effective tax rate for the year ended December 31, 2023 was 0.0%. A reconciliation of the statutory tax rate to the effective tax rate for the period presented is as follows:

	Year Ended December 31,
	2023	2022
Income tax expense at federal statutory rate	$(1,832,100)	$(584,800)
State and local taxes, net of federal benefit	$(842,500)	$(268,300)
Permanent differences	$-	$-
Stock-based compensation	$-	$-
Valuation allowance	$2,674,600	$853,100
Income tax provision	$-	$-
Total effective rate	0%	0%

Set forth below are the tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and deferred tax liabilities:

	Year Ended December 31,
	2023	2022
Deferred tax assets
Net operating loss carryforwards	$3,851,100	$1,530,800
Other, net	$162,600	$(191,700)
Subtotal	$4,013,700	$1,339,100
Valuation allowance	$(4,013,700)	$(1,339,100)
Total deferred tax assets	$-	$-

Deferred tax liabilities
Other, net	$-
Total deferred tax liabilities	$-
Net deferred tax (liabilities) assets

In assessing the realizability of deferred tax assets, the Company considers whether it is probable that some or all of the deferred tax assets will not be realized. In determining whether the deferred taxes are realizable, the Company considers the period of expiration of the tax asset, historical and projected taxable income, and tax liabilities for the tax jurisdiction in which the tax asset is located. Valuation allowances are provided to reduce the amounts of deferred tax assets to an amount that is more likely than not to be realized based on an assessment of positive and negative evidence, including estimates of future taxable income necessary to realize future deductible amounts. As of December 31, 2023, the Company has recorded a valuation allowance against its deferred tax assets of $4,013,700, as management cannot conclude whether it is more likely than not that these deferred tax assets will be realized.

As of December 31, 2023, the Company has federal net operating losses of approximately $12.63 million. As of December 31, 2023, the Company has state net operating losses of approximately $13.57 million. The federal net operating losses carry forward indefinitely and state net operating losses begin to expire in 2040.

As of December 31, 2023, the Company has no significant unrecognized tax benefits and has not recorded interest and penalties related to uncertain tax positions.

The Company is subject to U.S. federal and state income taxes. The Company's U.S. federal and state returns are open to examination for all periods ending December 31, 2020 and thereafter. However, to the extent allowed by law the tax authorities may have the right to examine prior periods where net operating losses were generated and carried forward, and make adjustments up to the amount of the net operating loss or credit carry forward amount.

17. Commitments and Contingencies

On December 31, 2019 the Company accrued $1,582,652 in connection with a vendor dispute (the “Zeta Dispute”). During the year ended December 31, 2023, the Company accrued an additional $894,274 pursuant to the Zeta Dispute. See note 14. At December 31, 2023, the amount of $2,476,926 remains on the Company’s balance sheet as an accrued liability. The Company has investments in the amount of $1,029,256 on its balance sheet at December 31, 2023 for the purpose of funding a surety bond in connection with this liability. See note 3. The Court rendered a final decision in January 2023 following a bench trial, with the plaintiff entitled to recover $2,144,652 on its complaint ($1.2 million plus interest), and Socialcom entitled to recover $562,000 on its cross-complaint as an offset, with a final judgment entered by the Court against Socialcom in February 2023. Later in February 2023 we appealed, and our principal stockholder has lent $800,000 to act as an appeal bond which stayed enforcement of the adverse judgement. As of the date of this Report, the appeal process remains ongoing.

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

18. Related Party Transactions

For additional related party transaction, please refer to Note 11. Loans Payable – Related Parties and Note 12. Convertible Notes Payable – Related Parties.

19. Subsequent Events

Effective January 1, 2024, the Company extended the due date of the February Convertible Note to December 31, 2024.

On January 16, 2024, Ryan Carhart resigned as Chief Executive Officer of the Company. On January 16, 2024, Steve Dang was appointed Vice President of Finance of the Company, replacing Mr. Carhart as the principal financial officer of the Company.

On March 15, 2024, the Company entered into an agreement to obtain the customer base of a competitor enterprise, consisting of 11 customers and one prospective customer, plus the 14 employees of that enterprise. Included in this transaction is approximately $4.1 million of prepaid amounts on customer arrangements, which we will receive from the competitor on a monthly basis subject to the competitor’s offset rights with respect to employee compensation, and to our performance of the related services under the customer arrangements.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure. We concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2023 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms and our disclosure controls and procedures are also effective to ensure that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our principal executive and financial officers to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in Internal Control Over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Management concluded that the Company’s internal control over financial reporting as of December 31, 2023 is effective at the reasonable assurance level.

Inherent Limitations over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, our internal controls and procedures are designed to provide reasonable assurance of achieving their objectives.

Changes in Internal Control over Financial Reporting

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Report.

ITEM 9B. Other Information

On January 16, 2024, Ryan Carhart resigned as Chief Financial Officer of the Company. On January 16, 2024, Steve Dang was appointed Vice President of Finance of the Company, replacing Mr. Carhart as the principal financial officer of the Company.

On February 2, 2024 the Company entered into an agreement with Kahala19, LLC, an entity controlled by Reeve Benaron, a director and principal stockholder of the Company which, effective January 1, 2024, extended the maturity date of the $800,000 convertible promissory note held by that entity to December 31, 2024.

On March 15, 2024, Socialcom Inc, a subsidiary of Vado Corp. (the “Company”), entered into an Agreement for Transfer of Customers and Employees (the “Agreement”) with a third party (the “Counterparty”). Under the Agreement, the Company acquired the customer base (comprised of 11 customers and one prospective customer) and hired 14 employees of the Counterparty, and assumed the related liabilities thereof, with an effective date on March 1, 2024 (the “Transfer Date”). The Agreement provides that the Company will receive payment for all services provided on the acquired customer accounts beginning on the Transfer Date, including customer prepayments held by the Counterparty totaling $4,164,269 for future services to be rendered on customer accounts, subject to performance of the services on such accounts and on the Counterparty’s right to offset transferred employee compensation. The customer prepayments will be determined and paid on a monthly basis.

On January 1, 2024, the Financing Agreement was amended to extend the termination date to March 31, 2024. On April 1, 2024, the termination date of the Financing Agreement was again extended to April 31, 2024. In the event the balance due is not paid by the extended date, the Company will incur additional fees.

ITEM 9C. Disclosures Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

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

Name	Age	Positions
Jason Wulfsohn	52	Chief Executive Officer and Director
Steve Dang	54	Vice President of Finance
Garrett MacDonald	49	Chief Commercial Officer
Reeve Benaron	48	Chairman
David Lelong	47	Director

A description of the business experience during the past several years for our directors and executive officer is set forth below.

Jason Wulfsohn became Chief Executive Officer and a director of the Company in connection with the Share Exchange in February 2023. He has also been the Chief Executive Officer and a director of Socialcom since 2021, and prior to that served as President and Chief Operating Officer of Socialcom from 2013 to 2021. He was co-founder of Socialcom. Mr. Wulfsohn is a frequent public speaker at trade events, university guest lecturer on advertising and ad tech and also devotes considerable time to pro-bono work for various impact organizations in sustainability, arts programs and political advocacy.

Mr. Wulfsohn’s qualifications and background that qualify him to serve on the Board include his strong managerial and leadership experience, his extensive knowledge of Socialcom as its co-founder and his related experience in the digital advertising industry.

Steve Dang Steve Dang became Vice President of Finance of the Company and Socialcom on January 16, 2024. Prior to his appointment, Mr. Dang served as a financial consultant of Dang Enterprises LLC from January 2022 to January 2024. Mr. Dang previously served as Chief Financial Officer of Monsido, a website services company, from July 2020 to December 2021, and as Chief Financial Officer of Conversion Logic, an SaaS provider, from March 2015 to March 2020.

David Lelong has been a director of the Company since May 2020. Mr. Lelong also served as the Company’s Chief Executive Officer from May 2020 until he resigned in connection with the Share Exchange in February 2023. Prior to his appointment, Mr. Lelong served as Chief Executive Officer and a director at Better Choice Company Inc. from April 29, 2016 until March 4, 2019 and March 14, 2019, respectively.

Mr. Lelong’s qualifications and background that qualify him to serve on the Board include his experience as an executive officer and director of a public company, the sole director and officer of Vado and as a business and marketing consultant, as well as his general knowledge of the financial markets.

Reeve Benaron became Chairman of the Board of Directors of the Company in connection with the Share Exchange in February 2023. He has also served as Chairman of the Board of Directors of Socialcom, a title he has held since 2013 which he co-founded. Mr. Benaron previously served as the Chief Executive Officer of Socialcom from 2013 until October 2021. Mr. Benaron is currently the Co-Chief Executive Officer and Founder of Intrivo, a healthcare technology company, a role in which he has served since May 2020.

Mr. Benaron’s qualifications and background that qualify him to serve on the Board include his strong managerial and leadership experience, his extensive knowledge of Socialcom as its co-founder and his related experience in the digital advertising industry.

Garrett MacDonald has served as the Chef Commercial Officer of Socialcom since December 30, 2022. Mr. MacDonald previously served as the Chief Commercial Officer of IRIS.TV from June 2021 through October 2022, and as Executive Vice President of Sales at Kochava from October 2014 until June 2021.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board following the next annual meeting of stockholders and until their successors have been elected and qualified.

Audit Committee

We do not have any committees of the Board. Our Board acts as the Company’s Audit Committee as required.

Board Meetings

The Board did not hold any meetings in FY 2023.

Director Independence

We do not currently have any independent directors other than David Lelong, as each of our other directors are either executive officers or principal shareholders of the Company. We evaluate independence by the standards for director independence established by the Rules of the New York Stock Exchange.

Board Leadership Structure

Our Board has not adopted a formal policy regarding the separation of the offices of Chief Executive Officer and Chairman of the Board. Rather, the Board believes that different leadership structures may be appropriate for our Company at different times and under different circumstances, and it prefers flexibility in making this decision based on its evaluation of the relevant facts at any given time.

Beginning in February 2023, following the completion of the Share Exchange and the appointment of Mr. Jason Wulfsohn as our Chief Executive Officer and Reeve Benaron as our Chairman, we separated the offices of Chief Executive Officer and Chairman of the Board. Under our current Board leadership structure, the Chief Executive Officer is responsible for the day-to-day leadership and performance of our Company, and the Chairman of the Board is responsible for presiding over Board meetings otherwise furthering the Board’s role of providing governance and oversight to the Company’s affairs.

Code of Ethics

We have adopted a code of ethics applicable to all of our employees, officers and directors. A copy of our code of ethics is filed as Exhibit 14.1 of this Report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during FY 2023.

ITEM 11. Executive Compensation

Summary Compensation Table

Set forth below is the information regarding the compensation paid, distributed or accrued by us for FY 2023 and FY 2022 to (i) each person who served as our Chief Executive Officer (principal executive officer) at any time during the last fiscal year, (ii) the two other most highly compensated executive officers serving as of December 31, 2023 whose compensation exceeded $100,000, and (iii) up to two additional individuals who would have been included under clause (ii) but for the fact that they were not serving as executive officers as of December 31, 2023 (collectively, the “Named Executive Officers”). Stock awards and option awards reflect grant date fair value calculated in accordance with FASB ASC Topic 718.

						All
				Stock	Option	Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)
Jason Wulfsohn (a)	2023	25,000				39,180	64,180
	2022	312,500	-	-	366,169	69,224	747,893

Ryan Carhart (b)	2023	156,250				10,285	166,535
	2022	276,667	20,119	-	1,177	13,838	311,801

Garrett MacDonald	2023	215,603	123,990	-	-	-	339,592
	2022	-	-	-	-	-	-

David Lelong (c)	2023	-	-	-	-	-	-
Former CEO, CFO, President, Secretary and Treasurer	2022	-	-	-	-	-	-

(a) During FY 2023 and FY 2022, All Other Compensation consisted of health related benefits of $31,841 and $27,327, respectively, and automotive benefits of $7,339 and $41,896, respectively.

(b) Mr. Carhart served as our Chief Financial Officer until January 2024. During FY 2023 and FY 2022, All Other Compensation consisted of health related benefits of $10,285 and $2,480, respectively, automotive benefits of $0 and $10,945, respectively, and consulting fees of $0 and $30,000, respectively.

(c) Mr. Lelong served as the Company’s Chief Executive Officer from May 22, 2020 to February 24, 2023, when he was replaced in such role by Mr. Wulfsohn pursuant to the Exchange.

Named Executive Officer Employment Agreements

The Company currently employs its executive officers pursuant to oral employment agreements. Under his agreement, Jason Wulfsohn is entitled to receive an annual base salary of $300,000.

Under their respective employment agreements, Mr. Wulfsohn is also entitled to receive six months’ salary and benefits if terminated by the Company without cause. For this purpose, “cause” means (i) the commission of a felony or other crime involving moral turpitude or the commission of any other act or omission involving misappropriation, dishonesty, unethical business conduct, disloyalty, fraud or breach of fiduciary duty, (ii) repeated failure to perform duties as reasonably directed by the Board and/or the Company’s principal executive officer, (iii) gross negligence or willful misconduct with respect to the Company or affiliates or in the performance of his duties, (iv) obtaining any personal profit not thoroughly disclosed to and approved by the Board in connection with any transaction entered into by, or on behalf of, the Company, its subsidiaries or any of their affiliates, or (v) materially violating any of the terms of the Company, its subsidiaries’ or any of their affiliates’ rules or policies which, if curable, is not cured to the Board’s satisfaction within 15 days after written notice, or any other breach of the employment agreement or any other agreement between such officer and the Company or any of its subsidiaries which, if curable, is not cured to the Board’s satisfaction within 15 days after written notice.

Outstanding Equity Awards at December 31, 2023

Listed below is information with respect to unexercised options that have not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2023. The vesting of all unvested options are subject to continued employment on each applicable vesting date.

	Options Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares of Units of Stock that Have Not Vested ($)
Jason Wulfsohn	6,474,606		$0.10	7/26/2032	-	$-

Ryan Carhart	39,375	-	$0.09		-	$-

Garrett MacDonald	579,688	-	$0.09	-	-	$-

David Lelong	-	-	$-	-	-	$-

(1) In connection with the Exchange, Vado agreed to issue options to Socialcom directors, officers, employees, and consultants, including the Named Executive Officers, under Vado’s newly adopted 2023 Equity Incentive Plan in exchange for the cancellation of outstanding Socialcom stock options held by such persons at an exchange ratio of 8.75 Vado options for each Socialcom option.

Director Compensation

Set forth is summary compensation information of the Company’s non-employee directors for FY 2023. For a description of the corresponding categories set forth in the table, see the “Summary Compensation Table” above.

	Fees earned in cash	Option Awards (1)	Other Compensation	Total
Reeve Benaron (2)	$-	$-	$964	$964

David Lelong	$-		$-	$-

(1) Option Awards represent the grant date fair value of 6 options held or beneficially owned by the individual(s) listed, calculated in accordance with FASB ASC Topic 718.

(2) During FY 2023, Other Compensation consisted of automotive benefits of $964. Does not including amounts paid to Mr. Benaron by the Company for purposes other than his services as a director, such as consulting fees and repayment of indebtedness and interest, as more particularly disclosed under “Related Party Transactions.”

Equity Compensation Plan Information

In connection with the Socialcom Exchange, on January 30, 2023, David Lelong, in his capacity as sole director and majority shareholder of the Company, approved the 2023 Equity Incentive Plan (the “2023 Plan”) of the Company. Under the Exchange Agreement, the Company agreed to issue a total of 22,793,540 options to purchase common stock of the Company to Socialcom directors, officers, employees and consultants under the 2023 Plan in exchange for the cancellation of a total of 2,604,976 outstanding Socialcom stock options held by such persons.

A summary of the material terms of the Plan is set forth below under “Overview of 2023 Equity Incentive Plan.”

Timing of Equity Awards

The Company does not have any formal policies or practices on the timing of awards of options in relation to the disclosure of material non-public information, however generally the Board does not take material non-public information into account when determining the timing and terms of such equity awards; and the Company does not time the disclosure of material non-public information for the purpose of affecting the value of any executive compensation.

Overview of the 2023 Equity Incentive Plan

The following is a summary of the material terms of the 2023 Plan, which is qualified in its entirety by the full text of the 2023 Plan, a copy of which is incorporated by reference in Exhibit 10.5 of this Report.

Duration of the 2023 Plan

The 2023 Plan became effective upon approval by the Board and will remain in effect until January 30, 2033, unless terminated earlier by the Board.

Plan Administration

The 2023 Plan will be administered by the Board or if we form a Compensation Committee (the “Committee”) by the Committee (the “Administrator”). The Administrator will have the authority to, among other things, interpret the 2023 Plan, determine who will be granted awards under the 2023 Plan, determine the terms and conditions of each award, and take action as it determines to be necessary or advisable for the administration of the 2023 Plan.

Eligibility

The Administrator may grant awards to any employee, consultant or director of the Company and its affiliates. However, only employees are eligible to receive Incentive Stock Options (“ISOs”) as defined by the Internal Revenue Code.

Shares Available for Awards; Limits on Awards

The 2023 Plan authorizes the issuance of up to 30,000,000 shares of the Company’s common stock. If any outstanding award expires or is cancelled, forfeited, or terminated without issuance of the full number of shares of common stock to which the award related, then the shares subject to such award will again become available for future grant under the 2023 Plan.

Types of Awards That May Be Granted

Subject to the limits in the 2023 Plan, the Administrator has the authority to set the size and type of award and any vesting or performance conditions. The types of awards that may be granted under the 2023 Plan are: stock options (including both ISOs and non-qualified stock options), restricted stock, restricted stock units (“RSUs”), and Stock Appreciation Rights (“SARs”).

Stock Options

A stock option is the right to purchase shares of common stock at a future date at a specified price per share called the exercise price. An option may be either an ISO or a non-qualified stock option. Except in the case of options granted pursuant to an assumption or substitution for another option, the exercise price of a stock option may not be less than the fair market value (or in the case of an ISO granted to a 10% stockholder, 110% of the fair market value) of a share of common stock on the grant date.

Stock Appreciation Rights

A SAR is the right to receive payment of an amount of cash or shares of common stock having a value equal to the excess of the fair market value of a share of common stock on the date of exercise of the SAR over the exercise price. The exercise price of a SAR may not be less than the fair market value of a share of common stock on the grant date. SARs may be granted alone or in tandem with an option granted under the 2023 Plan. SARs may be settled in cash or in common stock at the discretion of the Administrator.

Restricted Stock

A restricted stock award is an award of actual shares of common stock which is subject to certain restrictions on sale for a period of time determined by the Administrator. Restricted stock may be held by the Company or in escrow or delivered to the participant pending the release of the restrictions. Participants who receive restricted stock awards generally have the rights and privileges of stockholders regarding the shares of restricted stock during the restricted period, including the right to vote and the right to receive dividends, provided that any cash or stock dividends with respect to the restricted stock will be withheld by the Company for the participant’s account, and interest may be credited on the amount of the cash dividends withheld at a rate and subject to such terms as determined by the Administrator. The cash dividends or stock dividends so withheld will be distributed to the participant in cash or, at the discretion of the Administrator, in shares of common stock having a fair market value equal to the amount of such dividends upon the release of restrictions on such restricted stock, unless such restricted stock is forfeited.

Restricted Stock Units (RSUs)

An RSU is an award of hypothetical common stock units having a value equal to the fair market value of an identical number of shares of common stock, which may be subject to certain restrictions for a period of time determined by the Administrator. One feature of an RSU is that delivery of the underlying common stock is delayed until vesting or a later date. No shares of common stock are issued at the time an RSU is granted, and the Company is not required to set aside any funds for the payment of any RSU award. Because no shares are outstanding, the participant does not have any rights as a stockholder. The Administrator may grant RSUs with a deferral feature (deferred stock units or DSUs), which defers settlement of the RSU beyond the vesting date until a future payment date or event set out in the participant’s award agreement. The Administrator has the discretion to credit RSUs or DSUs with dividend equivalents.

Adjustments Upon Changes in Stock

In the event of changes in the outstanding common stock or in the capital structure of the Company by reason of any stock or extraordinary cash dividend, stock split, reverse stock split, an extraordinary corporate transaction such as any recapitalization, reorganization, merger, consolidation, combination, exchange, or other relevant change in capitalization occurring after the grant date of any award, awards granted under the 2023 Plan and any award agreements, the exercise price of options and SARs, the maximum number of shares of common stock subject to all awards and the maximum number of shares of common stock with respect to which any one person may be granted awards during any period will be equitably adjusted or substituted, as to the number, price or kind of a share of common stock or other consideration subject to such awards to the extent necessary to preserve the economic intent of the award.

Change of Control

In the event of a change of control, the vesting of all awards will fully accelerate and all outstanding options and SARs will become immediately exercisable only if the successor corporation refuses to assume or substitute for the outstanding awards. The change of control is defined as (i) the consummation of the sale or disposition by the Company of all or substantially all of the Company’s assets in a transaction which requires stockholder approval under applicable state law; or (ii) the consummation of a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or its parent) at least 50% of the total voting power represented by the voting securities of the Company or such surviving entity or its parent outstanding immediately after such merger or consolidation.

Limitation on Awards

The exercise price of options or SARs granted under the 2023 Plan shall not be less than the fair market value of the underlying common stock at the time of grant. In the case of ISOs, the exercise price may not be less than 110% of the fair market value in the case of 10% stockholders. Options and SARs may not be exercisable for a period of more than 10 years after the date of grant, except that the exercise period of ISOs granted to 10% stockholders is limited to five years. The exercise price may be paid by check or wire transfer or, at the discretion of the Administrator, by delivery of shares of our common stock having a fair market value equal, determined as provided for in the 2023 Plan or otherwise as approved by the Administrator, as of the date of exercise to the cash exercise price, or a combination thereof.

Amendment or Termination of the 2023 Plan

The Board may amend or terminate the 2023 Plan at any time. However, except in the case of adjustments upon changes in common stock, no amendment will be effective unless approved by the stockholders of the Company to the extent stockholder approval is necessary to satisfy applicable laws or the rules of any stock exchange or quotation system on which the shares of common stock are listed or quoted, and the applicable laws of any foreign country or jurisdiction where Awards are granted under the 2023 Plan. Further, any amendment to the 2023 Plan that impairs the rights of participants who received outstanding grants under the 2023 Plan must be approved by such participants.

Amendment of Awards

The Administrator may amend the terms of any one or more awards. However, the Administrator may not amend an award that would impair a participant’s rights under the award without the participant’s written consent.

Forfeiture and Recoupment

Each award and the applicable participant’s rights, payments and benefits with respect to an award are subject to reduction, cancellation, forfeiture or recoupment upon the occurrence of the participant’s: (i) breach of a duty of confidentiality, (ii) purchasing or selling securities of the Company in violation of the Company’s insider trading guidelines, (iii) competing with the Company, (iv) soliciting Company personnel after employment is terminated, (v) failure to assign any invention or technology to the Company if such assignment is a condition of employment or any other agreements between the Company and the participant, (vi) being terminated for cause, (vii) violating of the Company’s insider trading policy, or (viii) engaging in other conduct that is disloyal or detrimental to the interests of the Company as determined by the Board.

Transfer of Awards

Except for ISOs, all awards are transferable subject to compliance with the securities laws and the 2023 Plan. ISOs are only transferable by will or by the laws of descent and distribution.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of March 21, 2024, regarding the beneficial ownership of our Common Stock by (i) each person (including any “group” as such term is used in Section 13(d)(3) of the Exchange Act) known by us to be a beneficial owner of more than 5% of our common stock, (ii) each of our directors and “Named Executive Officers;” and (iii) all of our directors and executive officers as a group. As of March 21, 2024, we had 182,425,721 shares of Common Stock issued and outstanding. Unless otherwise indicated, the address of each of the stockholders listed is 73 Market St., Venice, CA 90291. Percentage of shares beneficially owned after the offering assumes the sale of the maximum offering.

	Number of Shares Beneficially Owned (1)	Percentage of Shares Beneficially Owned (1)
Officers and Directors:
Jason Wulfsohn (2)	87,117,735	44.6%
Ryan Carhart (3)	3,411,933	1.9%
David Lelong (4)	2,919,000	1.6%
Reeve Benaron (5)	84,510,361	43.9%
Steve Dang (6)	-	-	*

All officers and directors as a group (5 persons) (7)	177,959,089	91.0%

5% or more stockholders:
Edward Cutter (8)	10,762,500	5.9%

(1) Beneficial ownership is determined in accordance with the rules of the SEC and includes general voting power and/or investment power with respect to securities. Shares of Common Stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of March 21, 2024 and shares of Common Stock issuable upon conversion of other securities currently exercisable or convertible or exercisable or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person. Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares. In any case where an individual has beneficial ownership over securities that are not outstanding but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage Class” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%. These amounts give effect to anticipated subsequent exchanges of Socialcom options for corresponding Vado options.

(2) Mr. Wulfsohn is our Chief Executive Officer and a director. Includes (i) 6,474,606 shares of common stock underlying stock options Mr. Wulfsohn is entitled to receive, and (ii) 6,331,313 shares of common stock underlying convertible promissory notes held by Mr. Wulfsohn’s trust. The 74,311,816 shares Mr. Wulfsohn holds individually are pledged as collateral to secure the up to $2,000,000 of indebtedness pursuant to the Financing Agreement with SLR Digital Finance, LLC as the secured lender/pledgee. If an event of default occurs, the lender will obtain voting and dispositive power over the shares, and may seek to recover any sum allegedly due and if successful seek to acquire the shares.

(3) Mr. Carhart is our former Chief Financial Officer until his resignation in January 2024. Includes 39,375 shares of common stock underlying stock options which Mr. Carhart is entitled to receive.

(4) Mr. Lelong is a director and our former Chief Executive Officer. Address is 4001 South 700 East Suite 500, Salt Lake City, UT 84107.

(5) Mr. Benaron is our Chairman of the Board. Includes (i) shares of common stock held in five separate trusts for the benefit of Mr. Reeve’s family members for which Mr. Reeve is the trustee, (ii) shares of common stock held by trusts for family members in which Mr. Benaron is the trustee, and shares of common stock beneficially held by Kahala19 LLC, an entity which Mr. Benaron controls, (iii) 3,723,940 shares of common stock issuable upon conversion of a convertible promissory note, and (iv) 6,474,606 shares of common stock underlying stock options which Mr. Benaron’s entity is entitled to receive.

(6) Mr. Dang is the Company’s Vice President of Finance and principal financial officer.

(7) Directors and Executive Officers as a group. This amount includes ownership by all directors and all current executive officers including those who are not Named Executive Officers under the SEC’s disclosure rules.

(8) Address is 2828 Greenfield Ave., Los Angeles, CA 90064.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

RELATED PARTY TRANSACTIONS

As a result of the Exchange described above under “The Share Exchange,” Jason Wulfsohn and Reeve Benaron became officers and/or directors of the Company, and also received shares of the Company’s common stock, directly or through entities they control, in the Exchange in exchange for their shares of Socialcom common stock transferred to the Company pursuant thereto. The shares issued to these individuals are reflected under “Principal Stockholders.” Further, the Company agreed to issue stock options to these individuals in exchange for stock options of Socialcom, as set forth under “Executive Compensation.” Pursuant to the Exchange, David Lelong, the then Chief Executive Officer and sole director, also canceled 93 million shares of the Company’s common stock held by him.

Socialcom has an outstanding loan payable to an entity affiliated to Jason Wulfsohn, the Company’s CEO, originally dated March 21, 2020 and renewed March 21, 2023 in the amount of $300,000 bearing interest at the rate of 15% and due March 21, 2024 (the “Wulfsohn Related Party Loan”). During the years ended December 31, 2023 and 2022, Socialcom made interest payments of $45,000 and $45,000, respectively, and no principal payments on the Wulfsohn Related Party Loan.

Socialcom has an outstanding loan payable to Michael and Paula Brand Community Property Trust, an entity affiliated to Reeve Benaron, the Company’s Chairman, originally dated March 21, 2020 and due March 21, 2024 (the “Benaron Related Party Loan”). During the years ended December 31, 2023 and 2022, Socialcom made interest payments of $45,000 and $45,000, respectively, and no principal payments on the Benaron Related Party Loan.

Socialcom has an outstanding loan payable to Reeve Benaron, dated June 20, 2022 in the amount of $500,000 bearing interest at the rate of 2.19% and due December 31, 2024 (the “Benaron Loan”). The Benaron Loan is payable in 18 monthly installments of $28,889 beginning on July 20, 2023. On November 13, 2023, the June 2022 Loan was amended to the loan being payable in eighteen monthly installments of $31,354 beginning on July 20, 2024, and the interest rate on the loan was increased to 8.25%. During the years ended December 31, 2023 and 2022 the Company accrued interest in the amount of $26,637 and $5,849, respectively, on the June 2022 Loan.

Socialcom has a promissory note payable to an entity affiliated to Reeve Benaron, the Company’s Chairman and a principal shareholder, dated February 7, 2023 in the amount of $800,000 bearing interest at the rate of 7.25% and originally due December 31, 2023 (the “February Convertible Note”). Effective January 1, 2024, the maturity date of the February Convertible Note was extended to December 31, 2024. The February Convertible Note is convertible into common stock of the Company at a price of $2.04 per share. The Company recorded a beneficial conversion feature in the amount $215,686 in connection with the February Convertible Note; during the year ended December 31, 2023, $215,686 of the discount was amortized to interest expense. During the year ended December 31, 2023, the Company accrued interest in the amount of $53,710 on the February Convertible Note.

Socialcom has a convertible promissory note payable to an entity affiliated to Jason Wulfsohn, the Company’s CEO and a director, dated May 12, 2023, in the amount of $1,300,000 bearing interest at the rate of 7.25% and due December 31, 2025 (the “May Convertible Note”). The May Convertible Note is convertible into common stock of the Company at a price of $0.32 per share. The Company recorded a beneficial conversion feature in the amount $325,000 in connection with the May Convertible Note. During the year ended December 31, 2023, $77,783 of the discount was amortized to interest expense. During the year ended December 31, 2023, the Company accrued interest in the amount of $61,198 on the May Convertible Note.

Socialcom has an outstanding loan payable to Jason Wulfsohn dated December 29, 2023 in the amount of $310,000, bearing interest at the rate of 7.25% and due December 29, 2023 (the “December Note”).

Socialcom has a convertible promissory note payable to an entity affiliated to Jason Wulfsohn, the Company’s CEO and a director, dated November 15, 2023, in the amount of $624,000 bearing interest at the rate of 8.5% and due December 31, 2025 (the “November Convertible Note”). The November Convertible Note is convertible into common stock of the Company at a price of $0.32 per share. The Company recorded a beneficial conversion feature in the amount of $156,250 in connection with the November Convertible Note. During the year ended December 31, 2023, $9,439 of the discount was amortized to interest expense. During the year ended December 31, 2023, the Company accrued interest in the amount of $5,949 on the November Convertible Note.

On February 7, 2023, in connection with the Zeta litigation described under “Legal Proceedings,” Socialcom borrowed $800,000 from Kahala19, LLC, an entity managed by Reeve Benaron, the Company’s Chairman and a principal shareholder, and issued the entity an $800,000 convertible promissory note. The note accrues interest at 7.25% per annum and matures in December 2024. The interest rate is subject to increase to 18% upon the occurrence of an event of default. The principal and accrued interest on this note is convertible into the Company’s common stock at a conversion price of approximately $0.233 per share.

On January 1, 2022, Socialcom entered into a Management Agreement with Kahala19, LLC, an entity managed by Reeve Benaron, a then principal stockholder and director of Socialcom who became a principal stockholder and director of the Company as a result of the Exchange. Under this agreement, Mr. Benaron’s entity provides certain services for Socialcom, which include administrative, marketing and sales, financial reporting support and other services in exchange for a cash fee of $6,000 per month from August through December 2022, and thereafter a mutually agreed upon fee. This agreement as a term ending on December 31, 2023. In 2022, Mr. Benaron’s entity, received a total of $36,000 in management consulting fees under these agreements.

The Company has entered into indemnification agreements with certain of its officers and directors.

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The Company engaged M&K CPAs, PLLC, as our independent registered public accounting firm effective April 27, 2023. Total engagement fees of M&K CPAs, PLLC covering the years ended December 31, 2023 and 2022 were $90,000 and $80,000, respectively.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by M&K CPAs, PLLC that are reasonably related to the performance of the audit or review of our consolidated financial statements including our quarterly interim reviews on Form 10-Q and are reported under Audit Fees above.

Tax Fees

M&K CPAs, PLLC tax fees were $0 and $0 for the years ended December 31, 2023 and 2022, respectively.

All Other Fees

Assurance Dimension, Inc. has not billed us any other fees since their engagement on November 10, 2022. M&K CPAs, PLLC has not billed any other fees since their original engagement with Socialcom which began on November 9, 2012.

PART IV

ITEM 15. Exhibits

		Incorporated by Reference			Filed or Furnished
Exhibit Number	Exhibit Description	Form	Date	Number	Herewith
3.1(a)	Articles of Incorporation	S-1	01/18/18	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation	10-Q	07/15/20	3.1B
3.1(c)	Certificate of Amendment to Articles of Incorporation	8-K	04/01/21	3.1
3.1(d)	Certificate of Amendment to Articles of Incorporation	10-Q	10/12/21	3.1D
3.2	Amended and Restated Bylaws	8-K	05/29/20	3.1
4.1	Certificate of Designations of Series A Convertible Preferred Stock	8-K	11/29/22	4.1
4.1(a)	Certificate of Amendment to Certificate of Designation of Series A Convertible Preferred Stock	8-K	2/21/23	4.1
4.2	Description of Securities				Filed
10.1	Form of Stock Purchase Agreement	8-K	11/29/22	10.1
10.2	Form of Amended and Restated Share Exchange Agreement*	8-K	2/21/23	10.1
10.3	Form of Amended and Restated Stock Purchase Agreement*	8-K	2/21/23	10.2
10.4	Form of Amended and Restated Investor Rights Agreement*	8-K	2/21/23	10.3
10.5	Vado Corp. 2023 Equity Incentive Plan+	8-K	2/21/23	10.4
10.6	Form of Convertible Promissory Note	1-A/A	7/25/23	3.1
10.7	Management Services Agreement with Kahala19, LLC	1-A/A	7/25/23	6.6
10.8	Form of Indemnification Agreement+	1-A/A	7/25/23	6.7
10.9	Form of Subscription Agreement	1-A/A	11/16/23	4.1
10.10	Financing and Security Agreement, as amended*	1-A/A	11/16/23	6.9
10.11	Corporate Guaranty	1-A/A	11/16/23	6.10
10.12	Guaranty Security Agreement*	1-A/A	11/16/23	6.11
10.13	Stock Pledge Agreement	1-A/A	11/16/23	6.12
14.1	Code of Ethics				Filed
19.1	Insider Trading Policy				Filed
21.1	List of subsidiaries				Filed
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed
32.1

Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

					Filed
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Certain schedules and exhibits to this agreement have been omitted. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VADO CORP.

By: /s/ Jason Wulfsohn

Jason Wulfsohn, Chief Executive Officer

(Principal Executive Officer)

Dated: April 16, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jason Wulfsohn	Chief Executive Officer and Director	April 16, 2024
Jason Wulfsohn	(Principal Executive Officer)

/s/ Steve Dang	Vice President – Finance	April 16, 2024
Steve Dang	(Principal Financial Officer)

/s/ David Lelong	Director	April 16, 2024
David Lelong

/s/ Reeve Benaron	Director	April 16, 2024
Reeve Benaron