Form 10-Q
period 2024-03-31
Vado Corp.
filed 2024-05-15
CIK 1700849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

COMMISSION FILE NO. 333-222593

Vado Corp.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

30-0968244

(IRS Employer Identification No.)

73 Market St., Venice, CA 90291

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 13, 2024: 182,492,221
Common Stock, $0.001

Vado Corp.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Vado Corp.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2024	2023
ASSETS
Current assets
Cash	32,946	$133,182
Investments - restricted	1,042,418	1,029,256
Accounts receivable	2,868,769	2,953,497
Other current assets	250,197	235,242
Total current assets	4,194,330	4,351,177

Property and equipment, net of accumulated depreciation of $175,800 and $170,854	24,110	26,463
Intangible assets -amortizable	89,672	110,425
Total Assets	4,308,112	$4,488,065

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	4,562,392	3,555,630
Acquisition liabilities	-	12,500
Deferred revenue	368,760	191,766
Accrued settlement	2,476,926	2,476,926
Loans payable, current	3,968,349	3,459,516
Loans payable, related party, current	1,178,240	996,700
Bank overdraft	75,790	-
Convertible notes payable, related party, current	800,000	800,000
Total current liabilities	13,430,457	11,493,038

Loans payable	200,000	200,000
Loans payable, related party	327,760	413,300
Convertible notes payable, related party	1,924,000	1,529,973
Total Liabilities	15,882,217	13,636,311

Commitments and contingencies	-	-
Stockholders' equity (deficit)
Common stock, $0.001 par value, 490,000,000 shares authorized, 182,492,221 shares issued and outstanding at March 31, 2024 and December 31, 2023	182,493	182,493
Preferred stock, Series A; $0.001 par value, 1,000,000 shares authorized, 223,333 shares issued and outstanding at March 31, 2024 and December 31, 2023	223	223
Additional paid-in capital	5,491,652	5,868,972
Accumulated deficit	(17,248,473)	(15,199,934)
Total stockholders' equity (deficit)	(11,574,105)	(9,148,246)

Total liabilities and stockholders' equity (deficit)	$4,308,112	$4,488,065

The accompanying notes are an integral part of these financial statements.

Vado Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

Revenue	$3,578,172	$3,535,239
Cost of revenue	3,130,302	2,339,721
Gross Profit	447,870	1,195,518

Operating expenses:
Selling, general and administrative	1,775,234	2,556,489

Net operating loss	(1,327,364)	(1,360,971)

Other income (expense):
Interest expense, net of interest income	(734,337)	(195,377)
Interest income, restricted investment	13,162	-
Total other expense	(721,175)	(195,377)

Net loss before provision for income taxes	(2,048,539)	(1,556,348)

Provision for income taxes	-	-

Net loss	$(2,048,539)	$(1,556,348)

Net loss per share - basic	$(0.01)	$(0.01)

Net loss per share - diluted	$(0.01)	$(0.01)

Weighted average shares outstanding - basic	182,492,222	179,549,853

Weighted average shares outstanding - diluted	182,492,222	179,549,853

The accompanying notes are an integral part of these financial statements.

Vado Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31	March 31
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,048,539)	(1,556,348)
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Stock based compensation	16,707	215,048
Amortization of discount on investment	(13,162)	-
Depreciation and amortization	31,449	56,924
Amortization of ROU asset	-	142,252
Amortization of discount on convertible note payable	-	34,851
Provision for doubtful accounts	(109,505)	31,956
Minimum interest liability on loan	524,590	-
Changes in assets and liabilities:
Accounts receivable	194,233	209,660
Other current assets	(14,955)	(277,543)
Accounts payable	1,006,762	335,489
Bank overdraft	75,790	-
Deferred revenue	176,994	(3,824)
Acquisition liability	(12,500)	(37,500)
Accrued settlement	-	(62,500)
Operating lease liability	-	(154,700)
Net cash (used in) provided by operating activities	(172,136)	(1,066,235)

INVESTING ACTIVITIES
Cash paid for fixed assets	(2,593)	(2,305)
Cash paid for development of intangible assets	(5,750)	(12,006)
Net cash provided by (used in) investing activities	(8,343)	(14,311)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	500,000
Proceeds from notes payable - related parties	96,000	-
Proceeds from convertible notes payable	-	800,000
Issuance of Series A Preferred Stock for cash	-	750,000
Principal payments on loan payable	(15,757)	(12,535)
Net cash provided by (used in) financing activities	80,243	2,037,465

Net (decrease) increase in cash and cash equivalents	(100,236)	956,919

Cash and cash equivalents at beginning of period	133,182	485,053

Cash and cash equivalents at end of period	$32,946	1,441,972

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	123,616
Income taxes paid	$-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Effect of reverse merger	$-	53,308
Cumulative effect adjustment to implement ASU 2020-06	$394,027	-

The accompanying notes are an integral part of these financial statements.

Vado Corp.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2024 and 2023

	Common Stock		Preferred Stock Series A		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2022	173,757,921	173,758	170,000	170	1,793,966	(6,678,294)	(4,710,400)
Effect of reverse merger	6,985,500	6,986	-	-	(53,308)	-	(46,322)
Share based compensation	-	-	-	-	215,048	-	215,048
Sale of common stock for cash	1,692,477	1,692	-	-	498,308	-	500,000
Sale of Series A Preferred Stock for cash	-	-	25,000	25	749,975	-	750,000
Discount on convertible notes payable	-	-	-	-	215,686	-	215,686
Net loss for the three months ended March 31, 2023	-	-	-	-	-	(1,556,348)	(1,556,348)
Balance, March 31, 2023	182,435,898	$182,436	195,000	$195	$3,419,675	$(8,234,642)	$(4,632,336)

Balance, December 31, 2023	182,492,221	182,493	223,333	223	5,868,972	(15,199,934)	(9,148,246)
Share based compensation	-	-	-	-	16,707	-	16,707
Cumulative effect adjustment to implement ASU 2020-06	-	-	-	-	(394,027)	-	(394,027)
Net loss for the three months ended March 31, 2024	-	-	-	-	-	(2,048,539)	(2,048,539)
Balance, March 31, 2024	182,492,221	$182,493	223,333	$223	$5,491,652	$(17,248,473)	$(11,574,105)

The accompanying notes are an integral part of these financial statements.

VADO CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

1. Organization and Business

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

Effective at the Closing, the number of directors of the Company was fixed at three, and Jason Wulfsohn and Reeve Benaron were appointed to serve on the Board of Directors. Effective upon the Closing, David Lelong tendered his resignation as the sole officer of the Company, and Jason Wulfsohn was appointed as the Company’s Chief Executive Officer. Mr. Lelong remains as a director.

Summary of Business

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash of $32,946 and $133,182 and no cash equivalents as of March 31, 2024 and December 31, 2023, respectively.

Restricted Investment

The Company has a restricted investment in the amount of $1,042,418 in connection with a complaint filed by a former services provider of the Company in the amount of $2,476,926 for amounts due. The restricted investment is held in the form of a United States Treasury Bill which matures on May 16, 2024. It is the Company’s intention to hold this investment to maturity. See notes 4, 14, and 17.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles including goodwill for impairment on an annual basis utilizing the guidance set forth in the Statement of Financial Accounting Standards Board ASC 350 “Intangibles – Goodwill and Other” and ASC 360 “Property, Plant, and Equipment.” At March 31, 2024 and December 31, 2023, the net carrying value of intangible assets on the Company’s balance sheet was $89,672 and $110,425, respectively.

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

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred. Total recognized advertising and marketing expenses were $35,217 and $44,721 for the three months ended March 31, 2024 and 2023, respectively.

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

Deferred Revenue

Certain customer arrangements in the Company's business result in deferred revenues when cash payments are received in advance of performance.

The following table represents the changes in deferred revenue as reported on the Company’s consolidated balance sheets:

Balance acquired as of December 31, 2023	191,766
Cash payments received	466,376
Net sales recognized	(289,382)
Balance as of March 31, 2024	$368,760

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

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options to purchase common stock. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period. At March 31, 2024 and December 31, 2023, the Company had the following potentially dilutive instruments outstanding: a total of 21,430,640 and 21,684,635 shares, respectively, issuable upon the exercise of stock options.

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculations. At March 31, 2024 and December 31, 2023, 21,430,640 and 21,684,635 stock options, respectively, are excluded from the calculation of fully-diluted shares outstanding.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock, as well as amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard was effective for us on January 1, 2023. The adoption of this standard did not have a material effect on our consolidated financial statements.

There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

3. Transfer of Customers and Employees

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

During the three months ended March 31, 2024, the Company recorded revenue in the amount of $1,008,485 and costs in the amount of $973,235 in connection with the Agreement.

4. Investments - Restricted

The Company has a restricted investment in the amount of $1,042,418 in connection with a complaint filed by a former services provider of the Company in the amount of $1,442,441 for amounts due. The restricted investment is held in the form of a United States Treasury Bill which matures on May 16, 2024. It is the Company’s intention to hold this investment to maturity. See notes 14 and 17.

The components of restricted investments were as follows:

	Fair	Unrealized
March 31, 2024	Value	Losses
U.S. Treasury Bill	$1,042,040	$(378)

	Fair	Unrealized
December 31, 2023	Value	Losses
U.S. Treasury Bill	$1,029,891	$(365)

The investment consists of one U.S. Treasury Bill with a maturity date of May 16, 2024 and original par value of $1,049,000. This instrument was purchased June 13, 2023 at a price of $1,000,786 and an original issue discount of $48,214. During the three months ended March 31, 2024, the Company recorded interest income in the amount of $13,162 in connection with this investment.

5. Accounts Receivable

Accounts receivable, net was $2,868,769 and $2,953,497 at March 31, 2024 and December 31, 2023, respectively. During the three months ended March 31, 2024 and 2023, the Company (credited) charged the amount of $(109,505) and $31,956, respectively, to bad debt expense. At March 31, 2024 and December 31, 2023, the Company maintained a reserve for doubtful accounts in the amount of $171,557 and $571,773, respectively.

On June 13, 2019, the Company entered into an accounts receivable financing and security agreement (the “Financing Agreement”) in the maximum amount of $10,000,000 whereby the Company would be advanced 85% of the gross value of accounts receivable invoices submitted to the lender for purchase. The cost of the financing consists of (i) an initial financing fee equal to one-twelfth of the net amount advanced multiplied by the facility rate, initially defined as LIBOR plus 6.5% per annum (the “Facility Rate”), and (ii) an additional financing fee consisting of one-twelfth of the amount advanced, prorated on a daily rate, multiplied by the Facility Rate. On June 11, 2021, the maximum amount available under the Financing Agreement was reduced to $5,000,000, and on June 8, 2022, the maximum amount available under the Financing Agreement was reduced to $3,000,000 and the Facility Rate was increased to LIBOR plus 7.25% per annum. On September 18, 2023, the maximum amount available under the Financing Agreement was reduced to $2,000,000 and the Facility Rate was increased to Prime Rate (defined as the higher of the highest rate as reported by the Wall Street Journal or 8.5%) plus 5% per annum. During the three months ended March 31, 2024 and 2023, the Company charged to interest expense the amount of $25,823 and $29,072, respectively, pursuant to the Financing Agreement.

Accounts receivable, net consisted of the following at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Accounts receivable	$2,857,859	$3,155,200
Due under Financing Agreement, net	182,467	370,070
Allowance for doubtful accounts	(171,557)	(571,773)
Total	$2,868,769	$2,953,497

6. Other Current Assets

Other current assets consisted of the following at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Deposits	$-	39,792
Prepaid expenses	250,197	195,450
Total	$250,197	$235,242

7. Property and Equipment

Property and equipment consisted of the following at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Computer equipment	$154,019	$151,426
Leasehold improvements	45,891	45,891
Less: accumulated depreciation	(175,800)	(170,854)
Property and equipment, net	$24,110	$26,463

The Company made payments in the amounts of $2,593 and $2,305 for property and equipment during the three months ended March 31, 2024 and 2023, respectively. Depreciation expense was $4,946 and $5,880 for the three months ended March 31, 2024 and 2023, respectively.

8. Intangible Assets

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

The Company began to capitalize the costs of development of internal use software in August 2021, and software was first placed into service in May 2022. In 2021, the Company capitalized $43,454 of costs to develop internal use software. In 2022, the Company capitalized an additional $89,094 of costs to develop internal use software. The Company placed $31,618 of costs to develop internal use software into service and amortized the amount of $207,994 during the year ended December 31, 2023; the Company placed $5,751 of costs to develop internal use software into service and amortized the amount of $13,102 during the three months ended March 31, 2024.

The Company has $4,497 and $8,611 in capitalized software costs that have not yet been placed into service at March 31, 2024 and December 31, 2023.

Intangible assets consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024
		Accumulated
	Gross	Amortization	Net
Customer lists	$482,462	$(482,462)	$-
Internal use software	169,917	(80,245)	89,672
Total	$652,379	$(562,707)	$89,672

	December 31, 2023
		Accumulated
	Gross	Amortization	Net
Customer lists	$482,462	$(469,060)	$13,402
Internal use software	164,166	(67,143)	97,023
Total	$646,628	$(536,203)	$110,425

The Company amortized the amount of $26,504 and $51,344 during the three months ended March 31, 2024 and 2023, respectively.

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Trade accounts payable	$3,375,987	$2,632,999
Credit cards payable	864,920	661,676
Accrued payroll and payroll taxes	50,866	65,565
Accrued interest	270,619	195,235
Total	$4,562,392	$3,555,475

10. Acquisition Liabilities

In January 2021 the Company recorded a liability in the amount of $475,000 in connection with the acquisition of the BigBuzz Customer Lists, which consisted of a three-year employment agreement for each of the two founders of BigBuzz. As this was an acquisition of only certain assets consisting of customer contracts and customer lists (see note 8), no other assets were acquired that would give rise to acquisition related liabilities; there were no requirements to hire any other employees as part of the asset acquisition. The Company paid $25,000 of this amount on February 2, 2021; the remainder is payable at the rate of $12,500 per month through January 31, 2024. During the three months ended March 31, 2024 and 2023, the Company paid the amount of $12,500 and $37,500, respectively, in connection with this liability.

11. Loans Payable

	March 31, 2024	December 31, 2023

Loan payable to Decathlon dated December 31, 2019 (the “Decathlon Loan”) in the principal amount of $3,000,000. The Decathlon Loan is due June 30, 2024 and is collateralized by all the assets of the Company. The Decathlon Loan accrues interest at a variable rate based upon internal rate of return targets. The effective rate of interest for the year ended December 31, 2023 and the three months ended March 31, 2024 was approximately 17%. There are no restrictive covenants in the loan, and it is not convertible. Repayments are required based upon a fixed percentage of our earned revenue. If not repaid prior the final balance is due on June 13, 2024. The Decathlon Loan is subject to minimum interest that escalates over the term of the loan. During the three months ended September 30, 2023, the minimum interest on this loan increased by $900,000 to a total of $3,900,000. The Company accounted for the minimum interest liability as a discount on the debt. At March 31, 2024 and December 31, 2023, the potential liability for unearned minimum interest was $362,478 and $886,733, respectively. During the three months ended March 31, 2024, the Company made principal payments in the amount of $5,985 on the Decathlon loan.

	$3,968,349	$3,459,516

Loan payable to the US Small Business Administration (the “EIDL Loan”) dated July 7, 2020 pursuant to the Small Business Administration Economic Injury Disaster Loan Program (the “EIDL”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the original principal amount of $150,000. Effective March 31, 2022, the Company borrowed an additional $50,000 under the EIDL Loan and the balance due was amended to $200,000. Interest payments in the amount of $989 per month were due beginning in January 2023. The term of the EIDL Loan is 30 years, and matures on July 7, 2050; the annual interest rate is 3.75%. EIDL Loan recipients can apply for, and be granted forgiveness for, all or a portion of loans granted. During the three months ended March 31, 2024 and 2023, the Company accrued interest in the amount of $1,967 and $1,665, respectively, on the EIDL Loan.

	200,000	200,000

Total	$4,168,349	$3,659,516

Current portion	$3,968,349	$3,459,516
Long-term maturities	200,000	200,000
Total	$4,168,349	$3,659,516

Aggregate maturities of loans payable as of March 31, 2024 are as follows:

For the twelve months ended March 31,

2025	$3,968,349
2026	-
2027	2,843
2028	4,581
2029 and thereafter	192,576
Total	$4,168,349

12. Loans Payable – Related Parties

	March 31, 2024	December 31, 2023
Loan payable to an entity affiliated to Jason Wulfsohn, the Company’s CEO and a director, originally dated March 21, 2020 and renewed March 21, 2021, March 21, 2022, March 21, 2023 and March 31, 2024 in the amount of $300,000 bearing interest at the rate of 15% and due March 21, 2025 (“March 2021 Loan 1”). During the three months ended March 31, 2024 and 2023, the Company made interest payments of $11,250 on the March 2021 Loan 1.	$300,000	$300,000

Loan payable to an entity affiliated to Reeve Benaron, the Company’s Chairman, originally dated March 21, 2020 and renewed March 21, 2021, March 21, 2022, March 11, 2023 and March 31, 2024 in the amount of $300,000 bearing interest at the rate of 15% and due March 21, 2025 (the “March 2021 Loan 2”). During the three months ended March 31, 2024 and 2023, the Company made interest payments of $11,250 on the March 2021 Loan 2.	300,000	300,000

Loan payable to an entity affiliated to Reeve Benaron, the Company’s Chairman and a principal stockholder, dated June 20, 2022 in the amount of $500,000 bearing interest at the rate of 2.19% and due December 31, 2024 (the “June 2022 Loan”). The June 2022 Loan is payable in eighteen monthly installments of $28,889 beginning on July 20, 2023. On November 13, 2023, the June 2022 Loan was amended to the loan being payable in eighteen monthly installments of $31,354 beginning on July 20, 2024, and the interest rate on the loan was increased to 8.25%. During the three months ended March 31, 2024 and 2023 the Company accrued interest in the amount of $10,312 and $3,737, respectively, on the June 2022 Loan.

	500,000	500,000

Loan payable to Jason Wulfsohn, the Company’s CEO, in the original amount of $310,000 dated December 29, 2023, bearing interest at the rate of 7.25%, and due December 29, 2024 (the December 2023 Loan”). The Company accrued interest in the amount of $5,603 on the December 2023 loan during the three months ended March 31, 2024.	310,000	310,000

Loan payable to Jason Wulfsohn, the Company’s CEO, in the original amount of $96,000 dated March 19, 2024, bearing interest at the rate of 7.25%, and due December 29, 2024 (the “March 2024 Loan”). The Company accrued interest in the amount of $229 on the March 2024 loan during three months ended March 31, 2024.	96,000	-

Total	$1,506,000	$1,410,000

Current portion	$1,178,240	$996,700
Long-term maturities	327,760	413,300
Total	$1,506,000	$1,410,000

Aggregate maturities of loans payable – related parties as of March 31, 2024 are as follows:

For the twelve months ended March 31,

2025	$1,178,240
2026	267,351
2027	60,409
Total	$1,506,000

13. Convertible Note Payable – Related Party

	March 31, 2024	December 31, 2023

Convertible promissory note payable to an entity affiliated to Reeve Benaron, the Company’s Chairman and a principal shareholder, dated February 7, 2023 in the amount of $800,000 bearing interest at the rate of 7.25% and due December 31, 2023 (the “February Convertible Note”). The February Convertible Note is convertible into common stock of the Company at a price of $2.04 per share. The Company recorded a beneficial conversion feature in the amount $215,686 in connection with the February Convertible Note which was amortized to interest expense during the year ended December 31, 2023. During the three months ended March 31, 2024 and 2023, the Company accrued interest in the amount of $14,397 and $8,603, respectively, on the February Convertible Note.

	$800,000	$800,000

Convertible promissory note payable to an entity affiliated to Jason Wulfsohn, the Company’s CEO and a director, dated May 12, 2023, in the amount of $1,300,000 bearing interest at the rate of 7.25% and due December 31, 2025 (the “May Convertible Note”). The May Convertible Note is convertible into common stock of the Company at a price of $0.32 per share. The Company recorded a beneficial conversion feature in the amount $325,000 in connection with the May Convertible Note; $77,783 of this amount was amortized to interest expense during the year ended December 31, 2023. During the three months ended March 31, 2024, the remaining discount in the amount of $247,217 was charged to additional paid-in capital upon the Company’s implementation of ASU 2020-06. During the three months ended March 31, 2024, the Company accrued interest in the amount of $24,273 on the May Convertible Note.

	1,300,000	1,300,000

Convertible promissory note payable to an entity affiliated to Jason Wulfsohn, the Company’s CEO and a director, dated November 15, 2023, in the amount of $624,000 bearing interest at the rate of 8.5% and due December 31, 2025 (the “November Convertible Note”). The November Convertible Note is convertible into common stock of the Company at a price of $0.32 per share. The Company recorded a beneficial conversion feature in the amount of $156,250 in connection with the November Convertible Note. During the year ended December 31, 2023, $9,439 of the discount was amortized to interest expense. During the three months ended March 31, 2024, the remaining discount in the amount of $146,811 was charged to additional paid-in capital upon the Company’s implementation of ASU 2020-06. During the three months ended March 31, 2024, the Company accrued interest in the amount of $11,651 on the November Convertible Note.

	624,000	624,000

Total	$2,724,000	$2,724,000

Current portion	$800,000	$800,000
Long-term maturities	1,924,000	1,924,000
Total	$2,724,000	$2,724,000

Aggregate maturities of convertible notes payable – related parties as of March 31, 2024 are as follows:

For the twelve months ended March 31,

2025	$800,000
2026	1,924,000
Total	$2,724,000

14. Accrued Settlements

On December 31, 2019 the Company accrued $1,582,652 in connection with a vendor dispute. During the three months ended September 30, 2023, the Company accrued an additional $894,274 pursuant to this dispute. At March 31, 2024, the amount of $2,476,926 remains on the Company’s balance sheet as an accrued liability. The Company has investments in the amount of $1,042,418 on its balance sheet at March 31, 2024 for the purpose of funding a surety bond in connection with this liability. See note 17.

15. Stockholders’ Equity

The Company’s authorized capital stock consists of 490,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001, 1,000,000 shares of which are designated as Series A Preferred Stock. The Company had 182,492,221 shares of common stock issued and outstanding as of March 31, 2024 and December 31, 2023.

Common Stock

Three months ended March 31, 2024:

No activity.

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

Three months ended March 31, 2024:

No activity.

Three months ended March 31, 2023:

On February 24, 2023, the Company sold 25,000 shares of Series A Preferred Stock at a price of $30.00 per share for cash proceeds of $750,000 in the first tranche of a Securities Purchase Agreement entered into on January 30, 2023. The second tranche, which contemplated the sale of an additional 25,000 shares of Series A Preferred Stock for an additional $750,000, closed on May 25, 2023, the 90th day following the closing of the first tranche.

Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company as of March 31, 2024:

			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Options	Contractual	Outstanding	Options	Exercisable
Prices	Outstanding	Life (years)	Options	Exercisable	Options
$0.035	350,000	2.75	$0.035	350,000	$0.035
$0.086	358,750	6.50	$0.086	301,324	$0.086
$0.088	2,896,250	6.98	$0.088	1,985,699	$0.088
$0.094	2,008,125	8.08	$0.094	1,367,730	$0.094
$0.104	12,949,212	5.82	$0.104	12,949,212	$0.104
$0.295	2,924,915	9.58	$0.295	2,662,415	$0.295
	21,487,252	6.66	$0.125	19,616,380	$0.126

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2023	24,051,825	$0.139
Granted	-	-
Exercised	-	-
Cancelled / Expired	(2,564,573)	0.235
Options outstanding at March 31, 2024	21,487,252	$0.125
Options exercisable at March 31, 2024	19,616,380	$0.126

During the three months ended March 31, 2024 and 2023, the Company charged $16,707 and $215,048, respectively, to stock based compensation expense for stock options.

The aggregate intrinsic value of options outstanding and exercisable at March 31, 2024 and December 31, 2023 was $3,640,310 and $3,794,925, respectively. Aggregate intrinsic value represents the difference between the fair value of the Company’s stock on the last day of the fiscal period, which was $0.295 as of March 31, 2024 and December 31, 2023, and the exercise price multiplied by the number of options outstanding.

There were no options valued during the three months ended March 31, 2024. During the year ended December 31, 2023, the Company valued options using the Black-Scholes valuation model utilizing the following variables:

December 31,
2023
Volatility	76.03%
Dividends	$-
Risk-free interest rates	4.84%
Expected term (years)	5.00

16. Income Taxes

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

Income tax expense was $0 for the three months ended March 31, 2024, compared to $0 for the three months ended March 31, 2023. The annual forecasted effective income tax rate for 2023 is 0%. The Company has no net operating loss carryforward due to the change of control inherent in the Exchange Agreement (see note 1). The Company has no uncertain tax positions at March 31, 2024 or December 31, 2023.

17. Commitments and Contingencies

In June 2019, a former services provider of the Company filed a complaint in the amount of $1,442,441 for amounts due. The Company countersued for breach of agreement. During the three months ended September 30, 2023, the Company accrued an additional $894,274 pursuant to this dispute as a result a claim for an additional liability and a judgment for court costs against the Company. The Company plans to appeal this judgement which the Company believes is unlawful. The Company has recorded a liability in the amount of $2,476,926 on the balance sheet at March 31, 2024 in connection with this complaint. The Company has restricted cash in the amount of $1,042,418 for purposes of funding a surety bond in connection with this complaint. See note 14.

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

18. Going Concern

As of March 31, 2024, we had unrestricted cash on hand of $(42,844) net of an overdraft in the amount of $75,790 and a working capital deficit of $9,236,127. Management believes this amount is not sufficient to meet our operating needs for the 12 months subsequent to the date of this filing. In order to meet our working capital requirements, we will need to either raise sufficient capital and/or increase revenue by executing against our various ongoing strategic growth initiatives while continuing to actively reduce, maintain, or manage our current expenditures. The Company’s ability to continue as a going concern is dependent upon its ability to improve cash flow and the ability to obtain additional financing, including debt and equity offerings. These and other listed factors cause substantial doubt about the Company’s ability to continue as a going concern.

19. Related Party Transactions

See Notes 12 and 13 for a description of related party transactions.

20. Subsequent Events

On May 10, 2024, the due date of the Decathlon Loan was extended to December 13, 2024.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Company Overview and Business Update

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the future impact of the geopolitical conflicts in Israel and Ukraine, inflation and Federal Reserve interest rate increases in response thereto on the economy including the potential for a recession, downturn in economic activity and the capital markets and a resulting reduction in demand for our offerings, declines in expenditures for digital marketing campaigns and a trend towards in-housing those functions, our limited operating history and revenue, our ability to effectively navigate challenges posed by the complex industries we serve including the potential for rapid and unpredictable technological change, regulatory burdens and an intense competitive environment, and the delay in the launch of our Regulation A offering and any inability to raise sufficient capital therefrom. Further information on the risk factors affecting our business is contained in “Risk Factors” of our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as may be amended or supplemented from time-to-time. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

In response to a decline in customer ad purchasing which began in 2022, management has taken steps to (i) improve the employee experience and in turn improve employee retention; and (ii) enhance our product offerings and strengthen our core solutions to the middle market. More specifically, in order to drive increased customer acquisition, the Company is focused on improved market differentiation related to product development and innovation in the key three areas of: (i) predictive analytics, (ii) supply optimization, and (iii) creative automation. In 2023 we developed an industry leading, data-driven addition to our tech stack, successfully incorporating several layers of artificial intelligence (AI), predictive analytics, and automation in the application of data science, audience insights and tech-powered creative, an integrated and holistic system designed to optimize performance in real time for our brand and agency customers. We have successfully taken our new AI-powered data science solutions to market through various ongoing sales and marketing activities and are currently activating campaigns and delivering impact for both existing and new customers.

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

Labor Shortages

Because of our focus on digital advertisements and the underlying technology and infrastructure involved in those processes, as well as providing a wide variety of businesses with their digital marketing needs, our operations depend on procuring, training and maintaining skilled personnel to assist us and our customers in fulfilling these demands. In recent periods, macroeconomic factors have contributed to labor shortages in the U.S. across industries. As a result of this and other factors, in fiscal year  2022 the loss of certain personnel, including members of our sales and customer support team, adversely impacted our operating results in that period. If the tightened labor market trend continues in general or for our business in particular, this trend could persist. In fiscal year 2023, we made significant strides in optimizing our operations, which not only reduced our operating expenses but also strategically positioned us for sustained incremental growth in the upcoming year. Through a combination of streamlining initiatives and technological advancements, we have enhanced our efficiency and productivity across all departments. Our team is now more agile, our cost structure more efficient, and our business model has been refined to capitalize on emerging opportunities in digital advertising and marketing services. We are confident that the measures taken to strengthen our workforce and operational practices will continue to yield beneficial results and drive growth in fiscal year 2024.

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

Results of Operations for the Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023

Revenue

Revenue was $3,578,172 for the three months ended March 31, 2024, an increase of $42,933 or 1.2% compared to revenue of $3,535,239 for the three months ended March 31, 2023.

Costs of Revenue

Cost of revenue was $3,130,302 for the three months ended March 31, 2024, an increase of $790,581 or 33.8% compared to $2,339,721 during the three months ended March 31, 2023. The increase was driven primarily by larger campaign sizes with lower margin  in the period, as well as higher operational costs as a percentage of revenue related to the delivery of certain campaigns.

Our gross profit margins were 13% during the three months ended March 31, 2024 compared to 34% during the three months ended March 31, 2023. The decrease was driven primarily by an increase in lower margin revenue delivered during the three months ended March 31, 2024.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $1,775,234 for the three months ended March 31, 2024, a decrease of $781,255 or 30.6%, compared to $2,556,489 during the three months ended March 31, 2023. The decrease was driven primarily by a decrease in  headcount related expenses and stock-based compensation expenses during the period.

Interest Expense, Net of Interest Income

Interest expense, net of interest income was $734,337 during the three months ended March 31, 2024, an increase of $538,960 or 276%, compared to interest expense of $195,377 during the three months ended March 31, 2023. The increase was driven primarily by the amortization of the discount on the Decathlon loan and to increased principal balances under our notes payable.

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

For the three months ended March 31, 2024, cash used in operating activities of ($172,136) resulted primarily from a net loss of ($2,048,539) adjusted for non-cash items totaling $450,079 and a net increase of $1,426,324 in the components of working capital. The $450,079 in non-cash adjustments to net income are attributable to primarily to charges of $524,590 in connection with a minimum interest liability on the Decathlon Loan; $31,499 of depreciation and amortization; and $16,707 related to employee stock-based compensation, partially offset by a $109,5050 reduction in bad debt expense and $13,162 of interest income restricted investment. The change in the components of working capital of $1,426,324 was due primarily to a $1,424,950 increase in accounts payable, with the remaining change attributable to normal operational fluctuations in current assets and current liabilities.

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

For the three months ended March 31, 2024, we used $8,434 of cash in investing activities, consisting of $5,750 invested in capitalized software and $2,593 to purchase fixed assets.

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

For the three months ended March 31, 2024, cash provided by financing activities of $80,243 was due to $96,000 in proceeds from the issuance of notes payable to related parties, partially offset by $15,757 in principal payments on loans.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
Adjusted Net Loss	2024	2023
Net Loss	$(2,048,539)	$(1,556,348)
Interest, net	721,175	195,377
Taxes	-	-
Depreciation and Amortization	31,449	56,924
EBITDA	$(1,295,915)	$(1,304,047)
Stock-based compensation costs	16,707	215,048
Litigation expense (1)	-	5,334
Transaction costs (2)	-	143,164
Adjusted EBITDA	$(1,279,208)	$(940,501)

1.	Relates to litigation expense specific to Zeta dispute as described in Part II. Other Information Item 1. Legal Proceedings.

2.	Relates to legal and consulting fees specific to share exchange as described in Note 1 to the financial statements contained in this report.

Liquidity and Capital Resources

As of April 8, 2024, we have unrestricted cash on hand of approximately $334,578. Management believes this amount is not sufficient to meet our operating needs for the next 12 months, and in order to meet our working capital requirements, we will need to either raise sufficient capital or reduce our expenditures. We will rely on our ability to improve operating cash flow or raise additional capital through the sale of debt or equity securities and draw on our existing credit facility, in addition to our existing cash and cash equivalents to meet our working capital requirements for at least the next 12 months.

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

On December 31, 2019, Socialcom borrowed $3,000,000 (the “Decathlon Loan”). The Decathlon Loan is due December 13, 2024 and is secured by all the assets of Socialcom. The Decathlon Loan accrues interest at a variable rate based upon internal rate of return targets, which interest multiple is subject to increase by 0.015 upon an event of default. The effective rate of interest for the years ended December 31, 2023 and 2022 was approximately 17%. Repayments are required based upon a fixed percentage of our earned revenue. If not repaid prior the final balance is due on December 13, 2024. The Decathlon Loan is subject to minimum interest that escalates over the term of the loan. At March 31, 2024 and December 31, 2023, the potential liability for unearned minimum interest was $362,478 and $886,733, respectively. During the three months ended March 31, 2024, the Company made principal and interest payments in the amount $15,735 on the Decathlon loan.

Related Party Indebtedness

As disclosed in “Related Party Transactions” and in footnote 11 and 12 to our financial statements, Socialcom has a total of $4,230,000 in outstanding related party indebtedness payable to our officers and directors or affiliated entities. $600,000 of this indebtedness accrues interest at 15% and matures on March 21, 2025, $800,000 of this indebtedness accrues interest at 7.25%, matures December 31, 2024, and is convertible into our common stock at a conversion price of approximately $0.233 per share. $500,000 of this indebtedness accrues interest at the rate of 8.25% and matures in December 2025, $406,000 of this indebtedness accrued interest at the rate of 7.25% and matures December 29, 2024, with the remaining $1,924,000 accruing interest at 7.25% and maturing in December 2025. Additional details concerning certain of these loans are provided in the paragraphs that immediately follow.

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

On December 29, 2023 the Company borrowed $310,000 from Jason Wulfsohn, the Company’s CEO and a director. On March 19, 2024 the Company borrowed an additional $96,000 on the same terms. The notes accrue interest at the rate of 7.25% and mature on December 29, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Mr. Jason Wulfsohn, our Chief Executive Officer (principal executive officer) and Mr. Steve Dang, our Vice President – Finance principal financial officer), have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that our disclosure controls and procedures were effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

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

ITEM 1A. RISK FACTORS

See the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for the Risk Factors applicable to the Company and its securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the period covered by this report, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit Number	Exhibit Description	Form	Date	Number	Herewith
3.1(a)	Articles of Incorporation	S-1	01/18/18	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation	10-Q	07/15/20	3.1B
3.1(c)	Certificate of Amendment to Articles of Incorporation	8-K	04/01/21	3.1
3.1(d)	Certificate of Amendment to Articles of Incorporation	10-Q	10/12/21	3.1D
3.2	Amended and Restated Bylaws	8-K	05/29/20	3.1
4.1	Certificate of Designations of Series A Convertible Preferred Stock	8-K	06/29/20	4.1
4.1(a)	Certificate of Amendment to Certificate of Designation of Series A Convertible Preferred Stock	8-K	2/21/23	4.1
10.1	Amendment to Decathlon Loan Agreement				Filed
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				Filed
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Certain schedules and exhibits to this agreement have been omitted. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vado Corp.

Dated: May 15, 2024	By:	/s/ Jason Wulfsohn
Jason Wulfsohn, Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2024	By:	/s/ Steve Dang
Steve Dang, Vice President – Finance (Principal Financial Officer)