Form 10-Q
period 2024-06-30
Vado Corp.
filed 2024-08-14
CIK 1700849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

COMMISSION FILE NO. 000-56616

Vado Corp.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation)

30-0968244

(IRS Employer Identification No.)

212 S. Gale Drive, Beverly Hills, CA 90211

Tel: (888) 545-0009

(Address and telephone number of registrant's executive office)

73 Market St., Venice, CA 90291

(Former address)

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 09, 2024: 182,492,221
Common Stock, $0.001

Vado Corp.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Vado Corp.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2024	2023
ASSETS	(unaudited)
Current assets
Cash	26	$133,182
Cash - restricted	1,052,519	-
Investments - restricted	-	1,029,256
Accounts receivable	2,954,586	2,953,497
Other current assets	290,919	235,242
Total current assets	4,298,050	4,351,177

Property and equipment, net of accumulated depreciation of $181,090 and $170,854	21,229	26,463
Intangible assets -amortizable	77,661	110,425
Total Assets	4,396,940	$4,488,065

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	5,433,075	3,555,630
Acquisition liabilities	-	12,500
Deferred revenue	932,639	191,766
Accrued settlement	2,476,926	2,476,926
Loans payable, current	4,233,996	3,459,516
Loans payable, related party, current	800,000	996,700
Bank overdraft	5,013	-
Convertible notes payable, related party, current, net of discount	800,000	800,000
Total current liabilities	14,681,649	11,493,038

Loans payable	200,000	200,000
Loans payable, related party	906,000	413,300
Convertible notes payable, related party, net of discount	1,924,000	1,529,973
Total Liabilities	17,711,649	13,636,311

Commitments and contingencies	-	-
Stockholders' deficit
Common stock, $0.001 par value, 490,000,000 shares authorized, 182,492,221 shares issued and outstanding at June 30, 2024 and December 31, 2023	182,493	182,493
Preferred stock, Series A; $0.001 par value, 1,000,000 shares authorized, 223,333 shares issued and outstanding at June 30, 2024 and December 31, 2023	223	223
Additional paid-in capital	5,500,725	5,868,972
Accumulated deficit	(18,998,150)	(15,199,934)
Total stockholders' deficit	(13,314,709)	(9,148,246)

Total liabilities and stockholders' deficit	$4,396,940	$4,488,065

The accompanying notes are an integral part of these unaudited financial statements.

Vado Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue	$7,372,393	$3,780,310	10,950,565	$7,315,549
Cost of revenue	6,018,725	2,717,619	9,149,027	5,057,340
Gross Profit	1,353,668	1,062,691	1,801,538	2,258,209

Operating expenses:
Selling, general and administrative	2,591,892	2,302,702	4,367,126	4,859,191
Cost of legal settlement	-	894,274	-	894,274

Total operating expenses	2,591,892	3,196,976	4,367,126	5,753,465

Net operating loss	(1,238,224)	(2,134,285)	(2,565,588)	(3,495,256)

Other income (expense):
Interest expense, net of interest income	(520,800)	(250,252)	(1,255,137)	(445,629)
Interest income, restricted investment	9,347	-	22,509	-
Total other expense	(511,453)	(250,252)	(1,232,628)	(445,629)

Net loss before provision for income taxes	(1,749,677)	(2,384,537)	(3,798,216)	(3,940,885)

Provision for income taxes	-	-	-	-

Net loss	$(1,749,677)	$(2,384,537)	$(3,798,216)	$(3,940,885)

Net loss per share - basic	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Net loss per share - diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding - basic	182,492,222	182,435,898	182,492,222	180,561,471

Weighted average shares outstanding - diluted	182,492,222	182,435,898	182,492,222	180,561,471

The accompanying notes are an integral part of these unaudited financial statements.

Vado Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30	June 30
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss income	$(3,798,216)	(3,940,885)
Adjustment to reconcile net loss income to net cash used in operating activities:
Stock based compensation	25,780	417,242
Amortization of discount on investment	(19,744)	(2,289)
Depreciation and amortization	49,439	112,992
Amortization of ROU asset	-	286,543
Amortization of discount on convertible note payable	-	110,248
Provision for doubtful accounts	(80,341)	93,882
Minimum interest liability on loan	1,036,732	-
Changes in assets and liabilities:
Accounts receivable	79,252	(528,004)
Other current assets	(55,677)	(148,502)
Accounts payable	1,877,445	836,326
Bank overdraft	5,013	-
Deferred revenue	740,873	244,936
Acquisition liability	(12,500)	(75,000)
Accrued settlement	-	769,274
Reclassify restricted investment to restricted cash	1,049,000	-
Operating lease liability	-	(311,439)
Net cash used in by operating activities	897,056	(2,134,676)

INVESTING ACTIVITIES
Cash paid for fixed assets	(4,252)	(4,979)
Cash paid for development of intangible assets	(7,189)	(18,300)
Investment in securities	-	(1,000,786)
Net cash used in investing activities	(11,441)	(1,024,065)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	500,000
Proceeds from notes payable - related parties	96,000	2,100,000
Proceeds from convertible notes payable	200,000	-
Issuance of Series A Preferred Stock for cash	-	1,500,000
Principal payments on loan payable	(262,252)	(23,558)
Net cash provided by financing activities	33,748	4,076,442

Net increase in cash, cash equivalents, and restricted cash	919,363	917,701

Cash, cash equivalents, and restricted cash at beginning of period	133,182	485,053

Cash, cash equivalents, and restricted cash at end of period	$1,052,545	1,402,754

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$60,934	238,574
Income taxes paid	$-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in minimum interest liability on Decathlon loan	$150,000	-
Cumulative effect adjustment to implement ASU 2020-06	$394,027	-

The accompanying notes are an integral part of these unaudited financial statements.

Vado Corp.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2024 and 2023

	Common Stock		Preferred Stock Series A		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2023	182,435,898	$182,436	195,000	$195	$3,419,675	$(8,234,642)	$(4,632,336)
Share based compensation					202,184		202,184
Issuance of shares to service provider			3,333	3	99,997	-	100,000
Sale of Series A Preferred Stock for cash			25,000	25	749,975	-	750,000
Discount on convertible notes payable					325,000		325,000
Net loss for the three months ended June 30, 2023						(2,384,537)	(2,384,537)
Balance, June 30, 2023	182,435,898	182,436	223,333	223	4,796,831	(10,619,179)	(5,639,689)

Balance, December 31, 2022	173,757,921	$173,758	170,000	$170	$1,793,966	$(6,678,294)	$(4,710,400)
Effect of reverse merger	6,985,500	6,986			(53,308)		(46,322)
Share based compensation					417,232		417,232
Issuance of shares to service provider			3,333	3	99,997	-	100,000
Sale of common stock for cash	1,692,477	1,692	-	-	498,308	-	500,000
Sale of Series A Preferred Stock for cash			50,000	50	1,499,950	-	1,500,000
Discount on convertible notes payable					540,686		540,686
Net loss for the six months ended June 30, 2023						(3,940,885)	(3,940,885)
Balance, June 30, 2023	182,435,898	182,436	223,333	223	4,796,831	(10,619,179)	(5,639,689)

Balance, March 31, 2024	182,492,221	182,493	223,333	223	5,491,652	(17,248,473)	(11,574,105)
Share based compensation	-	-	-	-	9,073	-	9,073
Cumulative effect adjustment to implement ASU 2020-06	-	-	-	-		-	-
Net loss for the three months ended June 30, 2024	-	-	-	-	-	(1,749,677)	(1,749,677)
Balance, June 30, 2024	182,492,221	$182,493	223,333	$223	$5,500,725	$(18,998,150)	$(13,314,709)

Balance, December 31, 2023	182,492,221	182,493	223,333	223	5,868,972	(15,199,934)	(9,148,246)
Share based compensation	-	-	-	-	25,780	-	25,780
Cumulative effect adjustment to implement ASU 2020-06	-	-	-	-	(394,027)	-	(394,027)
Net loss for the six months ended June 30, 2024	-	-	-	-	-	(3,798,216)	(3,798,216)
Balance, June 30, 2024	182,492,221	182,493	223,333	223	5,500,725	(18,998,150)	(13,314,709)

The accompanying notes are an integral part of these unaudited financial statements.

VADO CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash of $1,052,545 at June 30, 2024, including $1,052,519 restricted cash; and $133,182 at December 31, 2023.  There were no cash equivalents in either period.

Restricted Cash and Restricted Investment

On December 31, 2023, the Company had a restricted investment of $1,029,256 in the form of a United States Treasury Bill which matured on May 16, 2024. Upon maturity, this amount, including interest, was classified to Restricted Cash, and the amount of $1,052,519 is classified as Restricted Cash on the Company’s balance sheet at June 30, 2024 See notes 4, 14, and 18.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles including goodwill for impairment on an annual basis utilizing the guidance set forth in the Statement of Financial Accounting Standards Board ASC 350 “Intangibles – Goodwill and Other” and ASC 360 “Property, Plant, and Equipment.” At June 30, 2024 and December 31, 2023, the net carrying value of intangible assets on the Company’s balance sheet was $77,661 and $110,425, respectively.

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

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred. Total recognized advertising and marketing expenses were $81,068 and $78,203 for the six months ended June 30, 2024 and 2023, respectively.

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

Deferred Revenue

Certain customer arrangements in the Company's business result in deferred revenues when cash payments are received in advance of performance.

The following table represents the changes in deferred revenue as reported on the Company’s consolidated balance sheets:

Balance acquired as of December 31, 2023	191,766
Cash payments received	1,563,998
Net sales recognized	(823,125)
Balance as of June 30, 2024	$932,639

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

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options to purchase common stock. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period. At June 30, 2024 and December 31, 2023, the Company had the following potentially dilutive instruments outstanding: a total of 20,296,798 and 21,684,635 shares, respectively, issuable upon the exercise of stock options.

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculations. At June 30, 2024 and December 31, 2023, 20,296,798 and 21,684,635 stock options, respectively, are excluded from the calculation of fully-diluted shares outstanding.

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

3. Transfer of Customers and Employees

On March 15, 2024, Socialcom Inc, a subsidiary of Vado Corp. (the “Company”), entered into an Agreement for Transfer of Customers and Employees (the “Agreement”) with a third party (the “Counterparty”). Under the Agreement, the Company acquired the customer base (comprised of 11 customers and one prospective customer) and hired 14 employees of the Counterparty, and assumed the related liabilities thereof, with an effective date on March 1, 2024 (the “Transfer Date”). The Agreement provides that the Company will receive payment for all services provided on the acquired customer accounts beginning on the Transfer Date, including customer prepayments held by the Counterparty totaling $4,164,269 for future services to be rendered on customer accounts, subject to performance of the services on such accounts and on the Counterparty’s right to offset transferred employee compensation. The customer prepayments will be determined and paid on a monthly basis. At June 30, 2024, the remaining amount held by the Counterparty for customer prepayments was $214,969.

During the three and six months ended June 30, 2024, the Company recorded revenue in the amount of $3,314,458 and $4,322,943, respectively, and costs in the amount of $3,561,518 and $4,523,475, respectively, in connection with the Agreement.

4. Cash – Restricted and Investments - Restricted

The Company had a restricted investment in connection with a complaint filed by a former services provider of the Company in the amount of $0 and $1,029,981 at June 30, 2024 and December 31, 2023, for amounts due in connection with the complaint. During the three and six months ended June 30, 2024, the Company recorded interest income in the amount of $9,347 and $22,509, respectively, in connection with this investment. The restricted investment was held in the form of a United States Treasury Bill which matured on May 16, 2024.

The components of restricted investments were as follows:

	Fair	Unrealized
December 31, 2023	Value	Losses
U.S. Treasury Bill	$1,029,891	$(365)

The investment consists of one U.S. Treasury Bill with a maturity date of May 16, 2024 and original par value of $1,049,000. This instrument was purchased June 13, 2023 at a price of $1,000,786 and an original issue discount of $48,214. During the three and six months ended June 30, 2024, the Company recorded interest income in the amount of $6,439 and $19,901, respectively, in connection with this investment. Upon maturity, this amount, including interest, was classified to Restricted Cash, and the amount of $1,052,519 is classified as Restricted Cash on the Company’s balance sheet at June 30, 2024 See notes 4, 14, and 18.

5. Accounts Receivable

Accounts receivable, net was $2,954,586 and $2,953,497 at June 30, 2024 and December 31, 2023, respectively. During the six months ended June 30, 2024 and 2023, the Company (credited) charged the amount of $(80,341) and $93,882, respectively, to bad debt expense. At June 30, 2024 and December 31, 2023, the Company maintained a reserve for doubtful accounts in the amount of $200,846 and $571,773, respectively.

On June 13, 2019, the Company entered into an accounts receivable financing and security agreement (the “Financing Agreement”) in the maximum amount of $10,000,000 whereby the Company would be advanced 85% of the gross value of accounts receivable invoices submitted to the lender for purchase. The cost of the financing consists of (i) an initial financing fee equal to one-twelfth of the net amount advanced multiplied by the facility rate, initially defined as LIBOR plus 6.5% per annum (the “Facility Rate”), and (ii) an additional financing fee consisting of one-twelfth of the amount advanced, prorated on a daily rate, multiplied by the Facility Rate. On June 11, 2021, the maximum amount available under the Financing Agreement was reduced to $5,000,000, and on June 8, 2022, the maximum amount available under the Financing Agreement was reduced to $3,000,000 and the Facility Rate was increased to LIBOR plus 7.25% per annum. On September 18, 2023, the maximum amount available under the Financing Agreement was reduced to $2,000,000 and the Facility Rate was increased to Prime Rate (defined as the higher of the highest rate as reported by the Wall Street Journal or 8.5%) plus 5% per annum. During the six months ended June 30, 2024 and 2023, the Company charged to interest expense the amount of $36,825 and $56,144, respectively, pursuant to the Financing Agreement.

Accounts receivable, net consisted of the following at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Accounts receivable	$3,100,432	$3,155,200
Due under Financing Agreement, net	55,000	370,070
Allowance for doubtful accounts	(200,846)	(571,773)
Total	$2,954,586	$2,953,497

6. Other Current Assets

Other current assets consisted of the following at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Deposits	$-	39,792
Prepaid expenses	290,919	195,450
Total	$290,919	$235,242

7. Property and Equipment

Property and equipment consisted of the following at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Computer equipment	$155,678	$151,426
Leasehold improvements	45,891	45,891
Furniture and equipment	750	-
Less: accumulated depreciation	(181,090)	(170,854)
Property and equipment, net	$21,229	$26,463

The Company made payments in the amounts of $4,252 and $4,979 for property and equipment during the six months ended June 30, 2024 and 2023, respectively. Depreciation expense was $9,486 and $9,788 for the six months ended June 30, 2024 and 2023, respectively.

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

The Company began to capitalize the costs of development of internal use software in August 2021, and software was first placed into service in May 2022. In 2021, the Company capitalized $43,454 of costs to develop internal use software. In 2022, the Company capitalized an additional $89,094 of costs to develop internal use software. The Company placed $31,618 of costs to develop internal use software into service and amortized the amount of $207,994 during the year ended December 31, 2023; the Company placed $7,189 of costs to develop internal use software into service and amortized the amount of $39,953 during the six months ended June 30, 2024.

The Company has $4,497 and $8,611 in capitalized software costs that have not yet been placed into service at June 30, 2024 and December 31, 2023.

Intangible assets consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024
		Accumulated
	Gross	Amortization	Net
Customer lists	$482,462	$(482,462)	$-
Internal use software	171,356	(93,695)	77,761
Total	$653,818	$(576,157)	$77,761

	December 31, 2023
		Accumulated
	Gross	Amortization	Net
Customer lists	$482,462	$(469,060)	$13,402
Internal use software	164,166	(67,143)	97,023
Total	$646,628	$(536,203)	$110,425

The Company amortized the amount of $13,449 and $51,860 during the three months ended June 30, 2024 and 2023, respectively. The Company amortized the amount of $39,953 and $103,204 during the six months ended June 30, 2024 and 2023, respectively.

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Trade accounts payable	$4,518,134	$2,632,999
Credit cards payable	398,482	661,676
Accrued payroll, commissions, and payroll taxes	218,047	65,565
Accrued interest	298,412	195,390
Total	$5,433,075	$3,555,630

10. Acquisition Liabilities

In January 2021 the Company recorded a liability in the amount of $475,000 in connection with the acquisition of the BigBuzz Customer Lists, which consisted of a three-year employment agreement for each of the two founders of BigBuzz. As this was an acquisition of only certain assets consisting of customer contracts and customer lists (see note 8), no other assets were acquired that would give rise to acquisition related liabilities; there were no requirements to hire any other employees as part of the asset acquisition. The Company paid $25,000 of this amount on February 2, 2021; the remainder is payable at the rate of $12,500 per month through January 31, 2024. During the six months ended June 30, 2024 and 2023, the Company paid the amount of $12,500 and $75,000, respectively, in connection with this liability. The amount due under this transaction is fully paid as of June 30, 2024.

11. Loans Payable

	June 30, 2024	December 31, 2023

Loan payable to Decathlon dated December 31, 2019 (the “Decathlon Loan”) in the principal amount of $3,000,000. The Decathlon Loan is due June 30, 2024 and is collateralized by all the assets of the Company. The Decathlon Loan accrues interest at a variable rate based upon internal rate of return targets. The effective rate of interest for the year ended December 31, 2023 and the six months ended June 30, 2024 was approximately 17%. There are no restrictive covenants in the loan, and it is not convertible. Repayments are required based upon a fixed percentage of our earned revenue. If not repaid prior the final balance is due on June 13, 2024. The Decathlon Loan is subject to minimum interest that escalates over the term of the loan. During the three months ended September 30, 2023, the minimum interest on this loan increased by $900,000 to a total of $3,900,000. The Company accounted for the minimum interest liability as a discount on the debt. On May 10, 2024, the Decathlon Loan was amended to (i) extend the maturity date to December 13, 2024, and (i) increase the minimum interest by $150,000 to a total of $4,050,000. At June 30, 2024 and December 31, 2023, the potential liability for unearned minimum interest was $0 and $886,733, respectively. During the six months ended June 30, 2024 and 2023, the Company made principal payments on the Decathlon Loan in the amount of $262,252 and $23,558, respectively.

During the six months ended June 30, 2024, the Company made principal payments in the amount of $5,985 on the Decathlon loan.

	$4,233,996	$3,459,516

Loan payable to the US Small Business Administration (the “EIDL Loan”) dated July 7, 2020 pursuant to the Small Business Administration Economic Injury Disaster Loan Program (the “EIDL”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the original principal amount of $150,000. Effective March 31, 2022, the Company borrowed an additional $50,000 under the EIDL Loan and the balance due was amended to $200,000. Interest payments in the amount of $989 per month were due beginning in January 2023. The term of the EIDL Loan is 30 years, and matures on July 7, 2050; the annual interest rate is 3.75%. EIDL Loan recipients can apply for, and be granted forgiveness for, all or a portion of loans granted. During the three months ended June 30, 2024, and 2023, the Company accrued interest in the amount of $1,958 and $2,075, respectively, on the EIDL Loan. During the six months ended June 30, 2024 and 2023, the Company accrued interest in the amount of $3,925 and $3,740, respectively, on the EIDL Loan.

	200,000	200,000

Total	$4,433,996	$3,659,516

Current portion	$4,233,996	$3,459,516
Long-term maturities	200,000	200,000
Total	$4,433,996	$3,659,516

Aggregate maturities of loans payable as of June 30, 2024 are as follows:

For the twelve months ended June 30,

2025	$4,233,996
2026	-
2027	4,454
2028	4,245
2029 and thereafter	191,301
Total	$4,433,996

12. Loans Payable - Related Parties

	June 30, 2024	December 31, 2023

Loan payable to an entity affiliated to Jason Wulfsohn, the Company’s CEO and a director, originally dated March 21, 2020 and renewed March 21, 2021, March 21, 2022, March 21, 2023 and March 31, 2024 in the amount of $300,000 bearing interest at the rate of 15% and due March 21, 2025 (“March 2021 Loan 1”). During the three months ended June 30, 2024 and 2023, the Company made interest payments of $7,500 and $11,250 respectively, on the March 2021 Loan 1. During the six months ended June 30, 2024 and 2023, the Company made interest payments of $18,750 and $22,500, respectively, on the March 2021 Loan 1. During the months ended June 30, 2024, the Company also accrued interest in the amount of $3,750 on this loan.

	$300,000	$300,000

Loan payable to an entity affiliated to Reeve Benaron, the Company’s Chairman, originally dated March 21, 2020 and renewed March 21, 2021, March 21, 2022, March 11, 2023 and March 31, 2024 in the amount of $300,000 bearing interest at the rate of 15% and due March 21, 2025 (the “March 2021 Loan 2”). During the three months ended June 30, 2024 and 2023, the Company made interest payments of $7,500 and $11,250, respectively, on the March 2021 Loan 2. During the six months ended June 30, 2024 and 2023, the Company made interest payments of $18,750 and $22,500, respectively, on the March 2021 Loan 2. During the months ended June 30, 2024, the Company also accrued interest in the amount of $3,750 on this loan.

	300,000	300,000

Loan payable to an entity affiliated to Reeve Benaron, the Company’s Chairman and a principal stockholder, dated June 20, 2022 in the amount of $500,000 bearing interest at the rate of 2.19% and due December 31, 2024 (the “June 2022 Loan”). The June 2022 Loan is payable in eighteen monthly installments of $28,889 beginning on July 20, 2023. On November 13, 2023, the June 2022 Loan was amended to the loan being payable in eighteen monthly installments of $31,354 beginning on July 20, 2024, and the interest rate on the loan was increased to 8.25%. During the three months ended June 30, 2024 and 2023 the Company accrued interest in the amount of $10,313 and $2,781, respectively, on the June 2022 Loan. During the six months ended June 30, 2024 and 2023 the Company accrued interest in the amount of $20,627 and $5,518, respectively, on the June 2022 Loan.

	500,000	500,000

Loan payable to Jason Wulfsohn, the Company’s CEO, in the original amount of $310,000 dated December 29, 2023, bearing interest at the rate of 7.25%, and due December 29, 2024 (the December 2023 Loan”). During the three months ended June 30, 2024 the Company accrued interest in the amount of $5,572 on the December 2023 Loan. During the six months ended June 30, 2024 the Company accrued interest in the amount of $11,175 on the December 2023 Loan.	310,000	310,000

Loan payable to Jason Wulfsohn, the Company’s CEO, in the original amount of $96,000 dated March 19, 2024, bearing interest at the rate of 7.25%, and due December 29, 2024 (the “March 2024 Loan”). During the three months ended June 30, 2024 the Company accrued interest in the amount of $1,976 on the March 2024 Loan. During the six months ended June 30, 2024 the Company accrued interest in the amount of $2,155 on the March 2024 Loan.	96,000	-

	June 30, 2024	December 31, 2023
Loan payable to Jason Wulfsohn, the Company’s CEO, in the original amount of $200,000 dated June 25, 2024, bearing interest at the rate of 7.25%, and due June 30, 2025 (the “June 2024 Loan”). During the three and six months ended June 30, 2024 the Company accrued interest in the amount of $397 on the June 2024 Loan.	200,000	-

Total	$1,706,000	$1,410,000

Current portion	$800,000	$996,700
Long-term maturities	906,000	413,300
Total	$1,706,000	$1,410,000

Aggregate maturities of loans payable – related parties as of June 30, 2024 are as follows:

For the twelve months ended June 30,

2025	$1,465,544
2026	240,456
Total	$1,706,000

13. Convertible Note Payable – Related Party

June 30, 2024	December 31, 2023

Convertible promissory note payable to an entity affiliated to Reeve Benaron, the Company’s Chairman and a principal shareholder, dated February 7, 2023 in the amount of $800,000 bearing interest at the rate of 7.25% and due December 31, 2023 (the “February Convertible Note”). On February 2, 2024, the February Convertible Note was extended to December 31, 2024. The February Convertible Note is convertible into common stock of the Company at a price of $2.04 per share. The Company recorded a beneficial conversion feature in the amount $215,686 in connection with the February Convertible Note which was amortized to interest expense during the year ended December 31, 2023. During the three months ended June 30, 2024 and 2023, the Company accrued interest in the amount of $14,461 and $14,936, respectively, on the February Convertible Note. During the six months ended June 30, 2024 and 2023, the Company accrued interest in the amount of $28,921 and $23,518, respectively, on the February Convertible Note.

$800,000	$800,000

Convertible promissory note payable to an entity affiliated to Jason Wulfsohn, the Company’s CEO and a director, dated May 12, 2023, in the amount of $1,300,000 bearing interest at the rate of 7.25% and due December 31, 2025 (the “May Convertible Note”). The May Convertible Note is convertible into common stock of the Company at a price of $0.32 per share. The Company recorded a beneficial conversion feature in the amount $325,000 in connection with the May Convertible Note; $77,783 of this amount was amortized to interest expense during the year ended December 31, 2023. During the three months ended March 31, 2024, the remaining discount in the amount of $247,217 was charged to additional paid-in capital upon the Company’s implementation of ASU 2020-06. During the three months ended June 30, 2024 and 2023, the Company accrued interest in the amount of $23,498 and $12,316, respectively, on the May Convertible Note. During the six months ended June 30, 2024 and 2023, the Company accrued interest in the amount of $46,996 and $12,316, respectively, on the May Convertible Note.

1,300,000	1,300,000

	June 30, 2024	December 31, 2023

Convertible promissory note payable to an entity affiliated to Jason Wulfsohn, the Company’s CEO and a director, dated November 15, 2023, in the amount of $624,000 bearing interest at the rate of 8.5% and due December 31, 2025 (the “November Convertible Note”). The November Convertible Note is convertible into common stock of the Company at a price of $0.32 per share. The Company recorded a beneficial conversion feature in the amount of $156,250 in connection with the November Convertible Note. During the year ended December 31, 2023, $9,439 of the discount was amortized to interest expense. During the three months ended March 31, 2024, the remaining discount in the amount of $146,811 was charged to additional paid-in capital upon the Company’s implementation of ASU 2020-06. During the three months ended June 30, 2024, the Company accrued interest in the amount of $14,461 on the November Convertible Note. During the six months ended June 30, 2024, the Company accrued interest in the amount of $28,921 on the November Convertible Note.

	624,000	624,000

Total	$2,724,000	$2,724,000

Current portion	$800,000	$800,000
Long-term maturities	1,924,000	1,924,000
Total	$2,724,000	$2,724,000

Aggregate maturities of convertible notes payable – related parties as of June 30, 2024 are as follows:

For the twelve months ended June 30,

2025	$800,000
2026	1,924,000
Total	$2,724,000

14. Accrued Settlements

On December 31, 2019 the Company accrued $1,582,652 in connection with a vendor dispute. During the three months ended September 30, 2023, the Company accrued an additional $894,274 pursuant to this dispute. At June 30, 2024, the amount of $2,476,926 remains on the Company’s balance sheet as an accrued liability. The Company has investments in the amount of $1,049,000 on its balance sheet at June 30, 2024 for the purpose of funding a surety bond in connection with this liability. See note 18.

15. Stockholders’ Equity

The Company’s authorized capital stock consists of 490,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001, 1,000,000 shares of which are designated as Series A Preferred Stock. The Company had 182,492,221 shares of common stock issued and outstanding as of June 30, 2024 and December 31, 2023.

Common Stock

Six months ended June 30, 2024:

No activity.

Six months ended June 30, 2023:

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

Six months ended June 30, 2024:

No activity.

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

Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company as of June 30, 2024:

			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Options	Contractual	Outstanding	Options	Exercisable
Prices	Outstanding	Life (years)	Options	Exercisable	Options
$0.035	350,000	2.50	$0.035	350,000	$0.035
$0.086	358,750	6.25	$0.086	320,469	$0.086
$0.088	2,021,250	6.62	$0.088	1,530,419	$0.088
$0.094	1,798,125	7.83	$0.094	1,295,534	$0.094
$0.104	12,949,212	5.57	$0.104	12,949,212	$0.104
$0.295	2,272,585	9.33	$0.295	2,141,335	$0.295
	19,749,922	6.28	$0.122	18,586,969	$0.122

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2023	24,051,825	$0.139
Granted	-	-
Exercised	-	-
Cancelled / Expired	(4,301,903)	0.207
Options outstanding at June 30, 2024	19,749,922	$0.122
Options exercisable at June 30, 2024	18,586,969	$0.122

During the three months ended June 30, 2024 and 2023, the Company charged $9,073 and $202,194, respectively, to stock based compensation expense for stock options. During the six months ended June 30, 2024 and 2023, the Company charged $25,780 and $417,242, respectively, to stock based compensation expense for stock options.

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2024 and December 31, 2023 was $3,417,070 and $4,443,397, respectively. Aggregate intrinsic value represents the difference between the fair value of the Company’s stock on the last day of the fiscal period, which was $0.295 as of June 30, 2024 and December 31, 2023, and the exercise price multiplied by the number of options outstanding.

There were no options valued during the six months ended June 30, 2024. During the year ended December 31, 2023, the Company valued options using the Black-Scholes valuation model utilizing the following variables:

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

Income tax expense was $0 for the six months ended June 30, 2024, compared to $0 for the six months ended June 30, 2023. The annual forecasted effective income tax rate for 2023 is 0%. The Company has no net operating loss carryforward due to the change of control inherent in the Exchange Agreement (see note 1). The Company has no uncertain tax positions at June 30, 2024 or December 31, 2023.

17. Going Concern

As of June 30, 2024, we had restricted cash of $1,052,519 and unrestricted cash on hand of $26 net of an overdraft in the amount of $5,013, and a working capital deficit of $10,383,599. Management believes this amount is not sufficient to meet our operating needs for the 12 months subsequent to the date of this filing. In order to meet our working capital requirements, we will need to either raise sufficient capital and/or increase revenue by executing against our various ongoing strategic growth initiatives while continuing to actively reduce, maintain, or manage our current expenditures. The Company’s ability to continue as a going concern is dependent upon its ability to improve cash flow and the ability to obtain additional financing, including debt and equity offerings. These and other listed factors cause substantial doubt about the Company’s ability to continue as a going concern.

18. Commitments and Contingencies

In June 2019, a former services provider of the Company filed a complaint in the amount of $1,442,441 for amounts due. The Company countersued for breach of agreement. During the three months ended September 30, 2023, the Company accrued an additional $894,274 pursuant to this dispute as a result a claim for an additional liability and a judgment for court costs against the Company. The Company plans to appeal this judgement which the Company believes is unlawful. The Company has recorded a liability in the amount of $2,476,926 on the balance sheet at June 30, 2024 in connection with this complaint. The Company has restricted cash in the amount of $1,052,519 at June 30, 2024 for purposes of funding a surety bond in connection with this complaint. See note 14.

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

None

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

Results of Operations for the Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023

Revenue

Revenue was $7,372,393 for the three months ended June 30, 2024, an increase of $3,592,083 or 95.0% compared to revenue of $3,780,310 for the three months ended June 30, 2023. In addition to the ongoing organic growth, the primary reason for the increase was the Agreement for Transfer of Customers and Employees (the “Agreement”) entered into on March 15, 2024 which resulted in onboarding sales of $3,314,458 during the three months ended June 30, 2024.

Costs of Revenue

Cost of revenue was $6,018,725 for the three months ended June 30, 2024, an increase of $3,301,106 or 121.5% compared to $2,717,619 during the three months ended June 30, 2023. The increase was driven primarily by costs associated with revenue onboarded pursuant to the Agreement, which were $2,804,893 during the three months ended June 30, 2024.

Our gross profit margins were 18% during the three months ended June 30, 2024 compared to 28% during the three months ended June 30, 2023. The decrease was driven primarily by an increase in lower margin revenue, in part linked to the Agreement for Transfer of Customers and Employees (the “Agreement”) entered into on March 15, 2024.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) were $2,591,892 for the three months ended June 30, 2024, an increase of $289,190 or 12.6%, compared to $2,302,702 during the three months ended June 30, 2023. The increase was driven primarily by costs associated with the onboarding of personnel and certain other costs  arising from the Agreement, which were $756,625 during the three months ended June 30, 2024. See Note 3 in the financial statements contained in this report.

Cost of Legal Settlement

Legal settlement expense was $894,274 for the three months ended June 30, 2023 in the amount of liability claimed by a vendor in a legal dispute and to court costs. There was no comparable transaction during the current period.

Interest Expense, Net of Interest Income

Interest expense, net of interest income was $520,800 during the three months ended June 30, 2024, an increase of $270,548 or 108.1%, compared to interest expense of $250,252 during the three months ended June 30, 2023. The increase was driven primarily by the amortization of the discount on the Decathlon loan and to increased principal balances under our notes payable.

Interest Income, Restricted Investment

Interest income, restricted investment $9,347 during the three months ended June 30, 2024. There were no comparable transactions in the prior period. The increase is due to the cash held in connection with a vendor dispute.

Results of Operations for the Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023

Revenue

Revenue was $10,950,565 for the six months ended June 30, 2024, an increase of $3,635,016 or 49.7% compared to revenue of $7,315,549 for the six months ended June 30, 2023. In addition to ongoing organic growth, the primary reason for the increase was the Agreement for Transfer of Customers which resulted in onboarding sales of $4,322,943 during the six months ended June 30, 2024. See Note 3 in the financial statements contained in this report.

Costs of Revenue

Cost of revenue was $9,149,027 for the six months ended June 30, 2024, an increase of $4,091,687 or 80.9% compared to $5,057,340 during the six months ended June, 2023. The increase was driven primarily by costs associated with revenue from customers onboarded pursuant to the Agreement, which were $3,636,428 during the six months ended June 30, 2024. See Note 3 in the financial statements contained in this report.

Our gross profit margins were 17% during the six months ended June 30, 2024 compared to 31% during the six months ended June 30, 2023. The decrease was driven primarily by an increase in lower margin revenue, in part linked to the Agreement for Transfer of Customers and Employees (the “Agreement”) entered into on March 15, 2024.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $4,367,126 for the six months ended June 30, 2024, a decrease of $492,065 or 10.1%, compared to $4,859,191 during the six months ended June 30, 2023. SG&A expenses increased during the period by $887,047 due to the costs associated with the Agreement. The overall decrease was driven primarily by a decrease in headcount related expenses and stock-based compensation expenses during the period.

Cost of Legal Settlement

Legal settlement expense was $894,274 for the six months ended June 30, 2023 in the amount of liability claimed by a vendor in a legal dispute and to court costs. There was no comparable transaction during the current period.

Interest Expense, Net of Interest Income

Interest expense, net of interest income was $1,225,137 during the six months ended June 30, 2024, an increase of $809,508 or 181.7%, compared to interest expense of $445,629 during the six months ended June 30, 2023. The increase was driven primarily by the amortization of the discount on the Decathlon loan and to increased principal balances under our notes payable.

Interest Income, Restricted Investment

Interest income, restricted investment $22,509 during the six months ended June 30, 2024. There were no comparable transactions in the prior period. The increase is due to the cash held in connection with a vendor dispute.

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

For the six months ended June 30, 2024, cash provided by operating activities of ($897,056) resulted primarily from a net loss of ($3,798,216) adjusted for non-cash items totaling $1,011,865 and a net decrease of $2,630,888 resulting from changes in the components of working capital. The $1,011,865 in non-cash adjustments to net income are attributable to primarily to charges of $1,036,731 in connection with a minimum interest liability on the Decathlon Loan; $49,439 of depreciation and amortization; and $25,780 related to employee stock-based compensation, partially offset by a $80,341 reduction in bad debt expense and $19,744 of interest income on restricted investment. The change in the components of working capital of $2,634,407 was due primarily to a $1,877,446 increase in accounts payable, $1,049,000 from the reclassification of restricted investment to restricted cash, and a $740,873 increase in deferred revenue, with the remaining change attributable to normal operational fluctuations in current assets and current liabilities.

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

For the six months ended June 30, 2024, we used $11,441 of cash in investing activities, consisting of $7,189 invested in capitalized software and $4,252to purchase fixed assets.

For the six months ended June 30, 2023, we used $1,024,065 of cash in investing activities, consisting of $1,000,786 to purchase securities in connection with the legal dispute, $18,300 invested in capitalized software, and $4,979 to purchase fixed assets.

Cash Flows Provided by Financing Activities

Our financing activities consisted primarily of the sale of common and preferred stock, borrowings and repayments of our debt, proceeds from forgiveness on borrowings, proceeds from the exercise of options issued under our equity compensation plan.

For the six months ended June 30, 2024, cash provided by financing activities of $33,748 was due to $200,000 in proceeds from convertible notes payable to related parties and $96,000 in proceeds from the issuance of notes payable to related parties, partially offset by $262,252 in principal payments on loans.

For the six months ended June 30, 2023, cash provided by financing activities of $4,076,442 was due to $2,100,000 in proceeds from the issuance of notes payable to related parties; $1,500,000 in proceeds from the sale of Series A Preferred stock; and $500,000 in proceeds from the sale of common stock, partially offset by $23,558 in principle payments on loans.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
Net Loss	$(1,749,677)	$(2,384,537)
Interest, net	511,453	250,252
Taxes	-	-
Depreciation and Amortization	17,990	56,067
EBITDA	$(1,220,234)	$(2,078,218)
Stock-based compensation costs	9,073	210,527
Settlement expense (1)	-	894,274
Litigation expense (2)	6,810	19,788
Transaction costs (3)	-	27,283
Adjusted EBITDA	$(1,204,351)	$(926,346)

	Six Months Ended June 30,
	2024	2023
Net Loss	$(3,798,216)	$(3,940,885)
Interest, net	1,232,628	445,629
Taxes	-	25
Depreciation and Amortization	49,439	112,992
EBITDA	$(2,516,149)	$(3,382,239)
Stock-based compensation costs	25,780	425,575
Settlement expense (1)	-	894,274
Litigation expense (2)	6,810	25,122
Transaction costs (3)	-	170,447
Adjusted EBITDA	$(2,483,559)	$(1,866,821)

1.	Relates to one-time settlement accrual for Zeta dispute as described in Part II. Other Information Item 1. Legal Proceedings.

2.	Relates to litigation expense specific to Zeta dispute as described in Part II. Other Information Item 1. Legal Proceedings

3.	Relates to legal and consulting fees specific to share exchange as described in Note 1 to the financial statements contained in this report.

Liquidity and Capital Resources

As of August 11, 2024, we have a net unrestricted cash of $56,119. Management believes we do not have sufficient working capital to meet our operating needs for the next 12 months. In order to meet our working capital requirements, we will need to either raise sufficient capital or reduce our expenditures. We will rely on our ability to improve operating cash flow or raise additional capital through the sale of debt or equity securities and draw on our existing credit facility, in addition to our existing cash and cash equivalents to meet our working capital requirements for at least the next 12 months.

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

During the year ended December 31, 2023, we recorded an increase in the minimum interest liability due on our Decathlon Loan in the amount of $900,000, and during the three months ended June 30, 2024, this amount was increased by an additional $150,000.

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

On December 31, 2019, Socialcom borrowed $3,000,000 (the “Decathlon Loan”). The Decathlon Loan is due December 13, 2024 and is secured by all the assets of Socialcom. The Decathlon Loan accrues interest at a variable rate based upon internal rate of return targets, which interest multiple is subject to increase by 0.015 upon an event of default. The effective rate of interest for the years ended December 31, 2023 and 2022 was approximately 17%. Repayments are required based upon a fixed percentage of our earned revenue. If not repaid prior the final balance is due on December 13, 2024. The Decathlon Loan is subject to minimum interest that escalates over the term of the loan. At June 30, 2024 and December 31, 2023, the potential liability for unearned minimum interest was $116,837 and $886,733, respectively. During the six months ended June 30, 2024, the Company made principal and interest payments in the amount $262,252 on the Decathlon loan.

Related Party Indebtedness

The Company has a total of $4,230,000 in outstanding related party indebtedness payable to our officers and directors or affiliated entities. For more information on this related party indebtedness, see footnotes 12 and 13 to our financial statements contained in this report.

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

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit Number	Exhibit Description	Form	Date	Number	Herewith
3.1(a)	Articles of Incorporation	S-1	01/18/18	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation	10-Q	07/15/20	3.1B
3.1(c)	Certificate of Amendment to Articles of Incorporation	8-K	04/01/21	3.1
3.1(d)	Certificate of Amendment to Articles of Incorporation	10-Q	10/12/21	3.1D
3.2	Amended and Restated Bylaws	8-K	05/29/20	3.1
4.1	Certificate of Designations of Series A Convertible Preferred Stock	8-K	06/29/20	4.1
4.1(a)	Certificate of Amendment to Certificate of Designation of Series A Convertible Preferred Stock	8-K	2/21/23	4.1
10.1	Amendment to Decathlon Loan Agreement	10-Q	03/31/24	10.1
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				Filed
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Certain schedules and exhibits to this agreement have been omitted. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vado Corp.

Dated: August 14, 2024	By:	/s/ Jason Wulfsohn
Jason Wulfsohn, Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2024	By:	/s/ Steve Dang
Steve Dang, Vice President – Finance (Principal Financial Officer)