Form 10-Q
period 2024-09-30
Vado Corp.
filed 2024-11-14
CIK 1700849

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 13, 2024: 182,492,221
Common Stock, $0.001

Vado Corp.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Vado Corp.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2024	2023
ASSETS	(unaudited)
Current assets
Cash	3,592	$133,182
Cash - restricted	1,058,504	-
Investments - restricted	-	1,029,256
Accounts receivable	2,238,539	2,953,497
Other current assets	303,213	235,242
Total current assets	3,603,848	4,351,177

Property and equipment, net of accumulated depreciation of $184,307 and $170,854	20,503	26,463
Intangible assets -amortizable	65,121	110,425
Total Assets	3,689,472	$4,488,065

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	4,471,242	3,555,630
Acquisition liabilities	-	12,500
Deferred revenue	2,944,713	191,766
Accrued settlement	2,476,926	2,476,926
Loans payable, current	4,031,771	3,459,516
Loans payable, related party, current	1,148,649	996,700
Bank overdraft	51,301	-
Convertible notes payable, related party, current, net of discount	800,000	800,000
Total current liabilities	15,924,602	11,493,038

Loans payable	200,000	200,000
Loans payable, related party	557,351	413,300
Convertible notes payable, related party, net of discount	1,924,000	1,529,973
Total Liabilities	18,605,953	13,636,311

Commitments and contingencies	-	-
Stockholders' deficit
Common stock, $0.001 par value, 490,000,000 shares authorized, 182,492,221 shares issued and outstanding at September 30, 2024 and December 31, 2023	182,493	182,493
Preferred stock, Series A; $0.001 par value, 1,000,000 shares authorized, 223,333 shares issued and outstanding at September 30, 2024 and December 31, 2023	223	223
Additional paid-in capital	5,511,130	5,868,972
Accumulated deficit	(20,610,327)	(15,199,934)
Total stockholders' deficit	(14,916,481)	(9,148,246)

Total liabilities and stockholders' deficit	3,689,472	$4,488,065

The accompanying notes are an integral part of these unaudited financial statements.

Vado Corp.

Condensed Consolidated Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue	$5,106,087	$4,349,533	16,056,652	$11,665,082
Cost of revenue	4,499,584	2,599,210	13,648,611	7,656,550
Gross Profit	606,503	1,750,323	2,408,041	4,008,532

Operating expenses:
Selling, general and administrative	2,127,198	2,222,019	6,494,324	7,081,210
Cost of legal settlement	-	-	-	894,274

Total operating expenses	2,127,198	2,222,019	6,494,324	7,975,484

Net operating loss	(1,520,695)	(471,696)	(4,086,283)	(3,966,952)

Other income (expense):
Interest expense, net of interest income	(98,234)	(1,165,641)	(1,353,371)	(1,611,270)
Interest income, restricted investment	6,752	-	29,261	-
Total other expense	(91,482)	(1,165,641)	(1,324,110)	(1,611,270)

Net loss before provision for income taxes	(1,612,177)	(1,637,337)	(5,410,393)	(5,578,222)

Provision for income taxes	-	-	-	-

Net loss	$(1,612,177)	$(1,637,337)	(5,410,393)	$(5,578,222)

Net loss per share - basic	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Net loss per share - diluted	$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average shares outstanding - basic	182,492,222	182,438,137	182,492,222	181,193,901

Weighted average shares outstanding - diluted	182,492,222	182,438,137	182,492,222	181,193,901

The accompanying notes are an integral part of these unaudited financial statements.

Vado Corp.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30	September 30
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(5,410,393)	(5,578,222)
Adjustment to reconcile net (loss) income to net cash used in operating activities:
Stock based compensation	36,185	512,143
Amortization of discount on investment	(19,744)	(15,450)
Depreciation and amortization	66,964	169,485
Amortization of ROU asset	-	432,901
Amortization of discount on convertible note payable	-	201,859
Provision for doubtful accounts	3,977	114,217
Minimum interest liability on loan	1,036,732	1,172,638
Changes in assets and liabilities:
Accounts receivable	710,981	(1,424,950)
Other current assets	(67,971)	51,423
Accounts payable	915,612	1,108,089
Bank overdraft	51,301	-
Deferred revenue	2,752,947	316,519
Acquisition liability	(12,500)	(112,500)
Accrued settlement	-	769,274
Reclassify restricted investment to restricted cash	1,049,000	-
Operating lease liability	-	(470,245)
Net cash (used in) provided by operating activities	1,113,091	(2,752,819)

INVESTING ACTIVITIES
Cash paid for fixed assets	(7,493)	(8,706)
Cash paid for development of intangible assets	(8,207)	(21,848)
Investment in securities	-	(1,000,786)
Net cash provided by (used in) investing activities	(15,700)	(1,031,340)

FINANCING ACTIVITIES
Proceeds from sale of common stock	-	500,000
Proceeds from notes payable - related parties	96,000	2,100,000
Proceeds from convertible notes payable	200,000	-
Issuance of Series A Preferred Stock for cash	-	1,500,000
Principal payments on loan payable	(464,477)	(350,613)
Stock options exercised for cash	-	5,071
Net cash provided by (used in) financing activities	(168,477)	3,754,458

Net increase (decrease) in cash and cash equivalents and restricted cash	928,914	(29,701)

Cash and cash equivalents and restricted cast at beginning of period	133,182	485,053

Cash and cash equivalents and restricted cash at end of period	$1,062,096	455,352

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$46,401	365,039
Income taxes paid	$-	-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Increase in minimum interest liability on Decathlon loan	$150,000	-
Cumulative effect adjustment to implement ASU 2020-06	$394,027	-

The accompanying notes are an integral part of these unaudited financial statements.

Vado Corp.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2024 and 2023

	Common Stock		Preferred Stock Series A		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, June 30, 2023	182,435,898	$182,436	223,333	$223	$4,796,831	$(10,619,179)	$(5,639,689)
Share based compensation	-	-	-	-	94,911	-	94,911
Shares issued for conversion of stock options	56,324	57	-	-	5,014	-	5,071
Net loss for the three months ended September 30, 2023						(1,637,337)	(1,637,337)
Balance, September 30, 2023	182,492,222	$182,493	223,333	$223	$4,896,756	$(12,256,516)	$(7,177,044)

Balance, December 31, 2022	173,757,921	$173,758	170,000	$170	$1,793,966	$(6,678,294)	$(4,710,400)
Effect of reverse merger	6,985,500	6,986			(53,308)	-	(46,322)
Share based compensation	-	-	-	-	512,143	-	512,143
Issuance of shares to service provider	-	-	3,333	3	99,997	-	100,000
Sale of common stock for cash	1,692,477	1,692	-	-	498,308	-	500,000
Sale of Series A Preferred Stock for cash	-	-	50,000	50	1,499,950	-	1,500,000
Discount on convertible notes payable	-	-	-	-	540,686		540,686
Shares issued for conversion of stock options	56,324	57	-	-	5,014	-	5,071
Net loss for the nine months ended September 30, 2023	-	-	-	-	-	(5,578,222)	(5,578,222)
Balance, September 30, 2023	182,492,222	182,493	223,333	223	4,896,756	(12,256,516)	(7,177,044)

Balance, June 30, 2024	182,492,221	182,493	223,333	223	5,500,725	(18,998,150)	(13,314,709)
Share based compensation	-	-	-	-	10,405	-	10,405
Cumulative effect adjustment to implement ASU 2020-06	-	-	-	-	-	-	-
Net loss for the three months ended September 30, 2024	-	-	-	-	-	(1,612,177)	(1,612,177)
Balance, September 30, 2024	182,492,221	$182,493	223,333	$223	$5,511,130	$(20,610,327)	$(14,916,481)

Balance, December 31, 2023	182,492,221	182,493	223,333	223	5,868,972	(15,199,934)	(9,148,246)
Share based compensation	-	-	-	-	36,185	-	36,185
Cumulative effect adjustment to implement ASU 2020-06	-	-	-	-	(394,027)	-	(394,027)
Net loss for the nine months ended September 30, 2024	-	-	-	-	-	(5,410,393)	(5,410,393)
Balance, September 30, 2024	182,492,221	182,493	223,333	223	5,511,130	(20,610,327)	(14,916,481)

The accompanying notes are an integral part of these unaudited financial statements.

VADO CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents. The Company had cash of $1,062,096 at September 30, 2024, including $1,058,504 restricted cash; and $133,182 at December 31, 2023. There were no cash equivalents in either period.

Restricted Cash and Restricted Investment

On December 31, 2023, the Company had a restricted investment of $1,029,256 in the form of a United States Treasury Bill which matured on May 16, 2024. Upon maturity, this amount, including interest, was classified to Restricted Cash, and the amount of $1,058,504 is classified as Restricted Cash on the Company’s balance sheet at September 30, 2024 See notes 4, 14, and 18.

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

Long-Lived Assets

The Company reviews its property and equipment and any identifiable intangibles including goodwill for impairment on an annual basis utilizing the guidance set forth in the Statement of Financial Accounting Standards Board ASC 350 “Intangibles – Goodwill and Other” and ASC 360 “Property, Plant, and Equipment.” At September 30, 2024 and December 31, 2023, the net carrying value of intangible assets on the Company’s balance sheet was $65,121 and $110,425, respectively.

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

Advertising and Marketing Costs

All costs associated with advertising and promoting products are expensed as incurred. Total recognized advertising and marketing expenses were $128,037 and $123,820 for the nine months ended September 30, 2024 and 2023, respectively.

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

Deferred Revenue

Certain customer arrangements in the Company's business result in deferred revenues when cash payments are received in advance of performance.

The following table represents the changes in deferred revenue as reported on the Company’s consolidated balance sheets:

Balance acquired as of December 31, 2023	191,766
Cash payments received	7,461,365
Net sales recognized	(4,708,418)
Balance as of September 30, 2024	$2,944,713

The Deferred Revenue increase is attributable to a transaction described in Note 3.

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

Basic and Diluted Earnings or Loss Per Share

Basic net earnings per share is based on the weighted average number of shares outstanding during the period, while fully diluted net earnings per share is based on the weighted average number of shares of common stock and potentially dilutive securities assumed to be outstanding during the period using the treasury stock method. Potentially dilutive securities consist of options to purchase common stock. Basic and diluted net loss per share are computed based on the weighted average number of shares of common stock outstanding during the period. At September 30, 2024 and December 31, 2023, the Company had the following potentially dilutive instruments outstanding: a total of 18,396,490 and 21,684,635 shares, respectively, issuable upon the exercise of stock options.

The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Stock options for which the exercise price exceeds the average market price over the period have an anti-dilutive effect on earnings per common share and, accordingly, are excluded from the calculations. At September 30, 2024 and December 31, 2023, 20,296,798 and 21,684,635 stock options, respectively, are excluded from the calculation of fully-diluted shares outstanding.

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

3. Transfer of Customers and Employees

On March 15, 2024, Socialcom, a subsidiary of the Company, entered into an Agreement for Transfer of Customers and Employees (the “Agreement”) with a third party (the “Counterparty”). Under the Agreement, the Company acquired the customer base (comprised of 11 customers and one prospective customer) and hired 14 employees of the Counterparty, and assumed the related liabilities thereof, with an effective date on March 1, 2024 (the “Transfer Date”). The Agreement provides that the Company will receive payment for all services provided on the acquired customer accounts beginning on the Transfer Date, including customer prepayments held by the Counterparty totaling $4,164,269 for future services to be rendered on customer accounts, subject to performance of the services on such accounts and on the Counterparty’s right to offset transferred employee compensation. The customer prepayments will be determined and paid on a monthly basis. At September 30, 2024, the remaining amount held by the Counterparty for customer prepayments was $51,493.

During the three and nine months ended September 30, 2024, the Company recorded revenue in the amount of $2,461,934 and $6,784,877, respectively, and costs in the amount of $2,610,672 and $7,133,847, respectively, in connection with the Agreement. At September 30, 2024, $2,001,642 of Deferred Revenue related to future services the Company is obligated to perform under the Agreement. The cash received had been used at September 30, 2024.

4. Cash – Restricted and Investments - Restricted

The Company had a restricted investment in connection with a complaint filed by a former services provider of the Company in the amount of $0 and $1,029,981 at September 30, 2024 and December 31, 2023, for amounts due in connection with the complaint. During the three and nine months ended September 30, 2024, the Company recorded interest income in the amount of $6,752 and $29,261, respectively, in connection with this investment. The restricted investment was held in the form of a United States Treasury Bill which matured on May 16, 2024.

The components of restricted investments were as follows:

	Fair	Unrealized
December 31, 2023	Value	Losses
U.S. Treasury Bill	$1,029,891	$(365)

The investment consisted of one U.S. Treasury Bill with a maturity date of May 16, 2024 and original par value of $1,049,000. This instrument was purchased June 13, 2023 at a price of $1,000,786 and an original issue discount of $48,214. During the three and nine months ended September 30, 2024, the Company recorded interest income in the amount of $0 and $19,901, respectively, in connection with this investment. Upon maturity, this amount, including interest, was classified to Restricted Cash, and the amount of $1,058,504 is classified as Restricted Cash on the Company’s balance sheet at September 30, 2024 See notes 4, 14, and 18.

5. Accounts Receivable

Accounts receivable, net was $2,238,539 and $2,953,497 at September 30, 2024 and December 31, 2023, respectively. During the nine months ended September 30, 2024 and 2023, the Company charged the amount of $3,977 and $114,217, respectively, to bad debt expense. At September 30, 2024 and December 31, 2023, the Company maintained a reserve for doubtful accounts in the amount of $134,139 and $571,773, respectively.

On June 13, 2019, the Company entered into an accounts receivable financing and security agreement (the “Financing Agreement”) in the maximum amount of $10,000,000 whereby the Company would be advanced 85% of the gross value of accounts receivable invoices submitted to the lender for purchase. The cost of the financing consists of (i) an initial financing fee equal to one-twelfth of the net amount advanced multiplied by the facility rate, initially defined as LIBOR plus 6.5% per annum (the “Facility Rate”), and (ii) an additional financing fee consisting of one-twelfth of the amount advanced, prorated on a daily rate, multiplied by the Facility Rate. On June 11, 2021, the maximum amount available under the Financing Agreement was reduced to $5,000,000, and on June 8, 2022, the maximum amount available under the Financing Agreement was reduced to $3,000,000 and the Facility Rate was increased to LIBOR plus 7.25% per annum. On September 18, 2023, the maximum amount available under the Financing Agreement was reduced to $2,000,000 and the Facility Rate was increased to Prime Rate (defined as the higher of the highest rate as reported by the Wall Street Journal or 8.5%) plus 5% per annum. During the nine months ended September 30, 2024 and 2023, the Company charged to interest expense the amount of $37,790 and $88,142, respectively, pursuant to the Financing Agreement.

Accounts receivable, net consisted of the following at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Accounts receivable	$2,372,678	$3,155,200
Due under Financing Agreement, net	-	370,070
Allowance for doubtful accounts	(134,139)	(571,773)
Total	$2,238,539	$2,953,497

6. Other Current Assets

Other current assets consisted of the following at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Deposits	$7,500	39,792
Prepaid expenses	295,713	195,450
Total	$303,213	$235,242

7. Property and Equipment

Property and equipment consisted of the following at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Computer equipment	$158,169	$151,426
Leasehold improvements	45,891	45,891
Furniture and equipment	750	-
Less: accumulated depreciation	(184,307)	(170,854)
Property and equipment, net	$20,503	$26,463

The Company made payments in the amounts of $7,493 and $8,706 for property and equipment during the nine months ended September 30, 2024 and 2023, respectively. Depreciation expense was $3,967 and $4,325 for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was $13,453 and $14,113 for the nine months ended September 30, 2024 and 2023, respectively.

8. Intangible Assets

In January 2021 the Company completed the acquisition of certain assets consisting of customer contracts and customer lists (the “BigBuzz Customer Lists”) from BigBuzz Marketing Group (“BigBuzz”). The cost of the BigBuzz Customer Lists was $475,000 payable over three years (see note 10). The Company also capitalized the direct costs of this transaction in the amount of $7,462 for a total cost basis of $482,462. The BigBuzz Customer Lists were amortized over a period of three years based on the expected customer life of the assets acquired, and were fully amortized as of January 31, 2024.

The Company began to capitalize the costs of development of internal use software in August 2021, and software was first placed into service in May 2022. In 2021, the Company capitalized $43,454 of costs to develop internal use software. In 2022, the Company capitalized an additional $89,094 of costs to develop internal use software. The Company placed $31,618 of costs to develop internal use software into service and amortized the amount of $207,994 during the year ended December 31, 2023; the Company placed $8,207 of costs to develop internal use software into service and amortized the amount of $53,511 during the nine months ended September 30, 2024.

The Company has $4,497 and $8,611 in capitalized software costs that have not yet been placed into service at September 30, 2024 and December 31, 2023.

Intangible assets consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024
		Accumulated
	Gross	Amortization	Net
Customer lists	$482,462	$(482,462)	$-
Internal use software	172,373	(107,252)	65,121
Total	$654,835	$(589,714)	$65,121

	December 31, 2023
		Accumulated
	Gross	Amortization	Net
Customer lists	$482,462	$(469,060)	$13,402
Internal use software	164,166	(67,143)	97,023
Total	$646,628	$(536,203)	$110,425

The Company amortized the amount of $13,558 and $52,167 during the three months ended September 30, 2024 and 2023, respectively. The Company amortized the amount of $53,511 and $155,371 during the nine months ended September 30, 2024 and 2023, respectively.

9. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities consisted of the following at September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Trade accounts payable	$3,684,878	$2,632,999
Credit cards payable	306,671	661,676
Accrued payroll, commissions, and payroll taxes	111,051	65,565
Accrued interest	368,642	195,390
Total	$4,471,242	$3,555,630

10. Acquisition Liabilities

In January 2021 the Company recorded a liability in the amount of $475,000 in connection with the acquisition of the BigBuzz Customer Lists, which consisted of a three-year employment agreement for each of the two founders of BigBuzz. As this was an acquisition of only certain assets consisting of customer contracts and customer lists (see note 8), no other assets were acquired that would give rise to acquisition related liabilities; there were no requirements to hire any other employees as part of the asset acquisition. The Company paid $25,000 of this amount on February 2, 2021; the remainder is payable at the rate of $12,500 per month through January 31, 2024. During the nine months ended September 30, 2024 and 2023, the Company paid the amount of $12,500 and $112,500, respectively, in connection with this liability. The amount due under this transaction is fully paid as of September 30, 2024.

11. Loans Payable

	September 30, 2024	December 31, 2023

Loan payable to Decathlon dated December 31, 2019 (the “Decathlon Loan”) in the principal amount of $3,000,000. The Decathlon Loan is due June 30, 2024 and is collateralized by all the assets of the Company. The Decathlon Loan accrues interest at a variable rate based upon internal rate of return targets. The effective rate of interest for the year ended December 31, 2023 and the nine months ended September 30, 2024 was approximately 17%. There are no restrictive covenants in the loan, and it is not convertible. Repayments are required based upon a fixed percentage of our earned revenue. If not repaid prior the final balance is due on June 13, 2024. The Decathlon Loan is subject to minimum interest that escalates over the term of the loan. During the three months ended September 30, 2023, the minimum interest on this loan increased by $900,000 to a total of $3,900,000. The Company accounted for the minimum interest liability as a discount on the debt. On May 10, 2024, the Decathlon Loan was amended to (i) extend the maturity date to December 13, 2024, and (i) increase the minimum interest by $150,000 to a total of $4,050,000. At September 30, 2024 and December 31, 2023, the potential liability for unearned minimum interest was $0 and $886,733, respectively. During the nine months ended September 30, 2024 and 2023, the Company made principal payments on the Decathlon Loan in the amount of $464,477 and $350,613, respectively.

	$4,031,771	$3,459,516

Loan payable to the US Small Business Administration (the “EIDL Loan”) dated July 7, 2020 pursuant to the Small Business Administration Economic Injury Disaster Loan Program (the “EIDL”) established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) in the original principal amount of $150,000. Effective March 31, 2022, the Company borrowed an additional $50,000 under the EIDL Loan and the balance due was amended to $200,000. Interest payments in the amount of $989 per month were due beginning in January 2023. The term of the EIDL Loan is 30 years, and matures on July 7, 2050; the annual interest rate is 3.75%. EIDL Loan recipients can apply for, and be granted forgiveness for, all or a portion of loans granted. During the three months ended September 30, 2024, and 2023, the Company accrued interest in the amount of $1,948 and $2,075, respectively, on the EIDL Loan. During the nine months ended September 30, 2024 and 2023, the Company accrued interest in the amount of $5,873 and $3,740, respectively, on the EIDL Loan.

	200,000	200,000

Total	$4,231,771	$3,659,516

Current portion	$4,031,771	$3,459,516
Long-term maturities	200,000	200,000
Total	$4,231,771	$3,659,516

Aggregate maturities of loans payable as of September 30, 2024 are as follows:

For the twelve months ended September 30,

2025	$4,031,772
2026	-
2027	4,496
2028	4,667
2029 and thereafter	190,837
Total	$4,231,772

12. Loans Payable - Related Parties

	September 30, 2024	December 31, 2023

Loan payable to an entity affiliated to Jason Wulfsohn, the Company’s CEO and a director, originally dated March 21, 2020 and renewed March 21, 2021, March 21, 2022, March 21, 2023 and March 31, 2024 in the amount of $300,000 bearing interest at the rate of 15% and due March 21, 2025 (“March 2021 Loan 1”). During the three months ended September 30, 2024 and 2023, the Company made interest payments of $11,250 and $11,250 respectively, on the March 2021 Loan 1. During the nine months ended September 30, 2024 and 2023, the Company made interest payments of $30,000 and $33,750, respectively, on the March 2021 Loan 1. During the nine months ended September 30, 2024, the Company also accrued interest in the amount of $3,750 on this loan.

	$300,000	$300,000

Loan payable to an entity affiliated to Reeve Benaron, the Company’s Chairman, originally dated March 21, 2020 and renewed March 21, 2021, March 21, 2022, March 11, 2023 and March 31, 2024 in the amount of $300,000 bearing interest at the rate of 15% and due March 21, 2025 (the “March 2021 Loan 2”). During the three months ended September 30, 2024 and 2023, the Company made interest payments of $11,250 and $11,250, respectively, on the March 2021 Loan 2. During the nine months ended September 30, 2024 and 2023, the Company made interest payments of $30,000 and $33,750, respectively, on the March 2021 Loan 2. During the nine months ended September 30, 2024, the Company also accrued interest in the amount of $3,750 on this loan.

	300,000	300,000

Loan payable to an entity affiliated to Reeve Benaron, the Company’s Chairman and a principal stockholder, dated June 20, 2022 in the amount of $500,000 bearing interest at the rate of 2.19% and due December 31, 2024 (the “June 2022 Loan”). The June 2022 Loan is payable in eighteen monthly installments of $28,889 beginning on July 20, 2023. On November 13, 2023, the June 2022 Loan was amended to the loan being payable in eighteen monthly installments of $31,354 beginning on July 20, 2024, and the interest rate on the loan was increased to 8.25%. During the three months ended September 30, 2024 and 2023, the Company accrued interest in the amount of $10,397 and $10,312, respectively, on the June 2022 Loan. During the nine months ended September 30, 2024 and 2023, the Company accrued interest in the amount of $31,024 and $15,788, respectively, on the June 2022 Loan.

	500,000	500,000

Loan payable to Jason Wulfsohn, the Company’s CEO, in the original amount of $310,000 dated December 29, 2023, bearing interest at the rate of 7.25%, and due December 29, 2024 (the December 2023 Loan”). During the three months ended September 30, 2024, the Company accrued interest in the amount of $5,665 on the December 2023 Loan. During the nine months ended September 30, 2024, the Company accrued interest in the amount of $16,840 on the December 2023 Loan.	310,000	310,000

Loan payable to Jason Wulfsohn, the Company’s CEO, in the original amount of $96,000 dated March 19, 2024, bearing interest at the rate of 7.25%, and due December 29, 2024 (the “March 2024 Loan”). During the three months ended September 30, 2024, the Company accrued interest in the amount of $1,754 on the March 2024 Loan. During the nine months ended September 30, 2024, the Company accrued interest in the amount of $3,909 on the March 2024 Loan.	96,000	-

	September 30, 2024	December 31, 2023
Loan payable to Jason Wulfsohn, the Company’s CEO, in the original amount of $200,000 dated June 25, 2024, bearing interest at the rate of 7.25%, and due June 30, 2025 (the “June 2024 Loan”). During the three months ended September 30, 2024, the Company accrued interest in the amount of $3,655 on the June 2024 Loan. During the nine months ended September 30, 2024, the Company accrued interest in the amount of $4,052 on the June 2024 Loan.	200,000	-

Total	$1,706,000	$1,410,000

Current portion	$1,148,649	$996,700
Long-term maturities	557,351	413,300
Total	$1,706,000	$1,410,000

Aggregate maturities of loans payable – related parties as of September 30, 2024 are as follows:

For the twelve months ended September 30,

2025	$1,148,649
2026	557,351
Total	$1,706,000

13. Convertible Note Payable – Related Party

September 30, 2024	December 31, 2023

Convertible promissory note payable to an entity affiliated to Reeve Benaron, the Company’s Chairman and a principal shareholder, dated February 7, 2023 in the amount of $800,000 bearing interest at the rate of 7.25% and due December 31, 2023 (the “February Convertible Note”). On February 2, 2024, the February Convertible Note was extended to December 31, 2024. The February Convertible Note is convertible into common stock of the Company at a price of $2.04 per share. The Company recorded a beneficial conversion feature in the amount $215,686 in connection with the February Convertible Note which was amortized to interest expense during the year ended December 31, 2023. During the three months ended September 30, 2024 and 2023, the Company accrued interest in the amount of $14,619 and $15,096, respectively, on the February Convertible Note. During the nine months ended September 30, 2024 and 2023, the Company accrued interest in the amount of $43,540 and $38,614, respectively, on the February Convertible Note.

$800,000	$800,000

Convertible promissory note payable to an entity affiliated to Jason Wulfsohn, the Company’s CEO and a director, dated May 12, 2023, in the amount of $1,300,000 bearing interest at the rate of 7.25% and due December 31, 2025 (the “May Convertible Note”). The May Convertible Note is convertible into common stock of the Company at a price of $0.32 per share. The Company recorded a beneficial conversion feature in the amount $325,000 in connection with the May Convertible Note; $77,783 of this amount was amortized to interest expense during the year ended December 31, 2023. During the three months ended March 31, 2024, the remaining discount in the amount of $247,217 was charged to additional paid-in capital upon the Company’s implementation of ASU 2020-06. During the three months ended September 30, 2024 and 2023, the Company accrued interest in the amount of $23,756 and $12,316, respectively, on the May Convertible Note. During the nine months ended September 30, 2024 and 2023, the Company accrued interest in the amount of $70,752 and $12,316, respectively, on the May Convertible Note.

1,300,000	1,300,000

	September 30, 2024	December 31, 2023

Convertible promissory note payable to an entity affiliated to Jason Wulfsohn, the Company’s CEO and a director, dated November 15, 2023, in the amount of $624,000 bearing interest at the rate of 8.5% and due December 31, 2025 (the “November Convertible Note”). The November Convertible Note is convertible into common stock of the Company at a price of $0.32 per share. The Company recorded a beneficial conversion feature in the amount of $156,250 in connection with the November Convertible Note. During the year ended December 31, 2023, $9,439 of the discount was amortized to interest expense. During the three months ended March 31, 2024, the remaining discount in the amount of $146,811 was charged to additional paid-in capital upon the Company’s implementation of ASU 2020-06. During the three months ended September 30, 2024, the Company accrued interest in the amount of $11,403 on the November Convertible Note. During the nine months ended September 30, 2024, the Company accrued interest in the amount of $33,961 on the November Convertible Note.

	624,000	624,000

Total	$2,724,000	$2,724,000

Current portion	$800,000	$800,000
Long-term maturities	1,924,000	1,924,000
Total	$2,724,000	$2,724,000

Principal	$2,724,000	$2,724,000
Discount	-	(394,028)
Principal net of discount	$2,724,000	$2,329,972

Aggregate maturities of convertible notes payable – related parties as of September 30, 2024 are as follows:

For the twelve months ended September 30,

2025	$800,000
2026	1,924,000
Total	$2,724,000

14. Accrued Settlements

On December 31, 2019 the Company accrued $1,582,652 in connection with a vendor dispute. During the three months ended September 30, 2023, the Company accrued an additional $894,274 pursuant to this dispute. At September 30, 2024, the amount of $2,476,926 remains on the Company’s balance sheet as an accrued liability. The Company has restricted cash in the amount of $1,058,504 on its balance sheet at September 30, 2024 for the purpose of funding a surety bond in connection with this liability. See note 18.

15. Stockholders’ Equity

The Company’s authorized capital stock consists of 490,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001, 1,000,000 shares of which are designated as Series A Preferred Stock. The Company had 182,492,221 shares of common stock issued and outstanding as of September 30, 2024 and December 31, 2023.

Common Stock

Nine months ended September 30, 2024:

No activity.

Nine months ended September 30, 2023:

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

Nine months ended September 30, 2024:

No activity.

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

Options

The following table summarizes the options outstanding and the related prices for the options to purchase shares of the Company’s common stock issued by the Company as of September 30, 2024:

			Weighted		Weighted
		Weighted	Average		Average
		Average	Exercise		Exercise
Range of	Number of	Remaining	Price of	Number of	Price of
Exercise	Options	Contractual	Outstanding	Options	Exercisable
Prices	Outstanding	Life (years)	Options	Exercisable	Options
$0.035	350,000	2.25	$0.035	350,000	$0.035
$0.086	350,000	6.00	$0.086	330,855	$0.086
$0.088	1,688,750	6.35	$0.088	1,355,156	$0.088
$0.094	1,085,000	7.68	$0.094	870,625	$0.094
$0.104	12,949,212	5.32	$0.104	12,949,212	$0.104
$0.295	1,973,528	9.08	$0.295	1,875,091	$0.295
	18,396,490	5.91	$0.121	17,730,939	$0.121

Transactions involving stock options are summarized as follows:

	Number of Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2023	24,051,825	$0.139
Granted	-	-
Exercised	-	-
Cancelled / Expired	(5,655,335)	0.201
Options outstanding at September 30, 2024	18,396,490	$0.121
Options exercisable at September 30, 2024	17,730,939	$0.121

During the three months ended September 30, 2024 and 2023, the Company charged $10,405 and $94,911, respectively, to stock based compensation expense for stock options. During the nine months ended September 30, 2024 and 2023, the Company charged $36,185 and $512,143, respectively, to stock based compensation expense for stock options.

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2024 and December 31, 2023 was $3,203,020 and $3,794,925, respectively. Aggregate intrinsic value represents the difference between the fair value of the Company’s stock on the last day of the fiscal period, which was $0.295 as of September 30, 2024 and December 31, 2023, and the exercise price multiplied by the number of options outstanding.

There were no options valued during the nine months ended September 30, 2024. During the year ended December 31, 2023, the Company valued options using the Black-Scholes valuation model utilizing the following variables:

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

Income tax expense was $0 for the nine months ended September 30, 2024, compared to $0 for the nine months ended September 30, 2023. The annual forecasted effective income tax rate for 2023 is 0%. The Company has no net operating loss carryforward due to the change of control inherent in the Exchange Agreement (see note 1). The Company has no uncertain tax positions at September 30, 2024 or December 31, 2023.

17. Going Concern

As of September 30, 2024, we had restricted cash of $1,058,504 and unrestricted cash on hand of ($47,709) net of an overdraft in the amount of $51,301, and a working capital deficit of $12,320,754. Management believes this amount is not sufficient to meet our operating needs for the 12 months subsequent to the date of this filing. In order to meet our working capital requirements, we will need to either raise sufficient capital and/or increase revenue by executing against our various ongoing strategic growth initiatives while continuing to actively reduce, maintain, or manage our current expenditures. The Company’s ability to continue as a going concern is dependent upon its ability to improve cash flow and the ability to obtain additional financing, including debt and equity offerings. These and other listed factors cause substantial doubt about the Company’s ability to continue as a going concern.

18. Commitments and Contingencies

In June 2019, a former services provider of the Company filed a complaint in the amount of $1,442,441 for amounts due. The Company countersued for breach of agreement. During the three months ended September 30, 2023, the Company accrued an additional $894,274 pursuant to this dispute as a result a claim for an additional liability and a judgment for court costs against the Company. The Company plans to appeal this judgement which the Company believes is unlawful. The Company has recorded a liability in the amount of $2,476,926 on the balance sheet at September 30, 2024 in connection with this complaint. The Company has restricted cash in the amount of $1,058,504 at September 30, 2024 for purposes of funding a surety bond in connection with this complaint. See note 14.

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

19. Related Party Transactions

See Notes 12 and 13 for a description of related party transactions through September 30, 2024.

20. Subsequent Events

On each of October 27 and 29, 2024, the Company borrowed $250,000 from Jason Wulfsohn, its Chief Executive Officer, and an entity Mr. Wulfsohn controls. Each received a $250,000 Promissory Note which bears interest at the rate of 8.5% per year, is convertible into shares of the Company’s common stock at a price of $0.32 per share, and is due on December 31, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Company Overview and Business Update

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our business and operations following our acquisition of Socialcom, a digital marketing and services company, future trends and operating results of such business, the planned expansion of those operations into new markets and applications, characteristics and trends in the digital marketing industry and the demand for products and services we offer, our belief that internal measures we have taken to strengthen our  workforce and operational practices will be successful, our exploration of potential business opportunities and strategic transactions, the need for and use of proceeds from one or more financings for ongoing operations and strategic arrangements and partnerships, our capital needs and ability to obtain financings and liquidity including extending the due date of a $4 million loan due December 13, 2024. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, working capital sources, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the potential impact of the geopolitical conflicts such as those in Israel and Ukraine, inflation, future interest rates, the impact of the recent U.S. presidential election on the economy and the capital markets, any   resulting reduction in demand for our services, declines in expenditures for digital marketing campaigns and a trend towards in-housing those functions, our limited operating history and revenue, our ability to effectively navigate challenges posed by the complex industries we serve including the potential for rapid and unpredictable technological change, regulatory burdens and an intense competitive environment, and our need to solve our pressing liquidity problems including whether we can re-finance and extend a $4 million loan due December 13, 2024. Further information on the risk factors affecting our business is contained in “Risk Factors” of our filings with the Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as may be amended or supplemented from time-to-time. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Background of the Company

Vado, through Socialcom, operates as a digital marketing and services company focused on delivering integrated advertising and technology performance solutions to independent agencies and brands through its omnichannel trading desk platform.

In response to a decline in customer ad purchasing which began in 2022, management has taken steps to (i) improve the employee experience and in turn improve employee retention; and (ii) enhance our product offerings and strengthen our core solutions to the middle market. More specifically, in order to drive increased customer acquisition, the Company is focused on improved market differentiation related to product development and innovation in the key three areas of: (i) predictive analytics, (ii) supply optimization, and (iii) creative automation. In 2023 we developed an industry leading, data-driven addition to our tech stack, successfully incorporating several layers of artificial intelligence (AI), predictive analytics, and automation in the application of data science, audience insights and tech-powered creative, an integrated and holistic system designed to optimize performance in real time for our brand and agency customers. We have successfully taken our new AI-powered data science solutions to market through various ongoing sales and marketing activities and are currently activating campaigns and delivering impact for both existing and new customers

In addition, in March 2024 we obtained 11 customer accounts and 14 employees from a very large company, which includes over $4 million in prepaid amounts (and thereby potential additional revenue), in addition to the continued good will, subject to our provision of services to the new customers and to that party’s right to offset for personnel expenses. See Note 3. “Transfer of Customers and Employees.”

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

Labor Shortages

Because of our focus on digital advertisements and the underlying technology and infrastructure involved in those processes, as well as providing a wide variety of businesses with their digital marketing needs, our operations depend on procuring, training and maintaining skilled personnel to assist us and our customers in fulfilling these demands. In recent periods, macroeconomic factors have contributed to labor shortages in the U.S. across industries. As a result of this and other factors, in fiscal year 2022 the loss of certain personnel, including members of our sales and customer support team, adversely impacted our operating results in that period. If the tightened labor market trend continues in general or for our business in particular, this trend could persist. In fiscal year 2023, we made significant strides in optimizing our operations, which not only reduced our operating expenses but also strategically positioned us for sustained incremental growth in the upcoming year. Through a combination of streamlining initiatives and technological advancements, we have enhanced our efficiency and productivity across all departments. Our team is now more agile, our cost structure more efficient, and our business model has been refined to capitalize on emerging opportunities in digital advertising and marketing services. We are confident that the measures taken to strengthen our workforce and operational practices will continue to yield beneficial results and drive growth in the remainder of fiscal year 2024.

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

Results of Operations for the Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023

Revenue

Revenue was $5,106,087 for the three months ended September 30, 2024, an increase of $756,554 or 17.4% compared to revenue of $4,349,533 for the three months ended September 30, 2023. In addition to the ongoing organic growth, the primary reason for the increase was the Agreement for Transfer of Customers and Employees (the “Agreement”) entered into on March 15, 2024 which resulted in onboarding sales of $2,461,934 during the three months ended September 30, 2024.

Costs of Revenue

Cost of revenue was $4,499,584 for the three months ended September 30, 2024, an increase of $1,900,374 or 73.1% compared to $2,599,210 during the three months ended September 30, 2023. The increase was driven primarily by costs associated with revenue onboarded pursuant to the Agreement, which were $2,033,922 during the three months ended September 30, 2024.

Our gross profit margins were 12% during the three months ended September 30, 2024 compared to 40% during the three months ended September 30, 2023. The decrease was driven primarily by an increase in lower margin revenue, in part linked to the Agreement for Transfer of Customers and Employees (the “Agreement”) entered into on March 15, 2024 as costs incurred in connection with that Agreement, including the hiring of additional employees, outpaced the added revenue derived therefrom.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses (“SG&A”) were $2,127,198 for the three months ended September 30, 2024, a decrease of $94,821 or 4.3%, compared to $2,222,019 during the three months ended September 30, 2023. The decrease was driven primarily cost cutting measures introduced in the quarter ended September 30, 2024.

Interest Expense, Net of Interest Income

Interest expense, net of interest income was $98,734 during the three months ended September 30, 2024, a decrease of $1,067,407 or 91.6%, compared to interest expense of $1,165,641 during the three months ended September 30, 2023. The decrease was driven primarily by the amortization of the minimum interest due on the Decathlon loan in the prior period.

Interest Income, Restricted Investment

Interest income, restricted investment $6,752 during the three months ended September 30, 2024. There were no comparable transactions in the prior period. The increase is due to the cash held in connection with a vendor dispute.

Results of Operations for the Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023

Revenue

Revenue was $16,056,652 for the nine months ended September 30, 2024, an increase of $4,391,570 or 37.6% compared to revenue of $11,665,082 for the nine months ended September 30, 2023. In addition to ongoing organic growth, the primary reason for the increase was the Agreement for Transfer of Customers which resulted in onboarding sales of $6,784,877 during the nine months ended September 30, 2024. See Note 3 in the financial statements contained in this report.

Costs of Revenue

Cost of revenue was $13,648,611 for the nine months ended September 30, 2024, an increase of $5,992,061 or 78.3% compared to $7,656,550 during the nine months ended September 30, 2023. The increase was driven primarily by costs associated with revenue from customers onboarded pursuant to the Agreement, which were $5,670,349 during the nine months ended September 30, 2024. See Note 3 in the financial statements contained in this report.

Our gross profit margins were 15% during the nine months ended September 30, 2024 compared to 34% during the nine months ended September 30, 2023. The decrease was driven primarily by an increase in lower margin revenue, in part linked to the Agreement for Transfer of Customers and Employees (the “Agreement”) entered into on March 15, 2024 as costs incurred in connection with that Agreement, including the hiring of additional employees, outpaced the added revenue derived therefrom.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses were $6,494,324 for the nine months ended September 30, 2024, a decrease of $586,886 or 8.3%, compared to $7,081,210 during the nine months ended September 30, 2023. SG&A expenses decreased primarily due to a decrease in headcount related expenses and stock-based compensation expenses during the period.

Cost of Legal Settlement

Legal settlement expense was $894,274 for the nine months ended September 30, 2023 in the amount of liability claimed by a vendor in a legal dispute and to court costs. There was no comparable transaction during the current period.

Interest Expense, Net of Interest Income

Interest expense, net of interest income was $1,353,371 during the nine months ended September 30, 2024, a decrease of $257,899 or 16.0%, compared to interest expense of $1,611,270 during the nine months ended September 30, 2023. The increase was driven primarily by the amortization of the minimum interest due on the Decathlon loan during the prior period.

Interest Income, Restricted Investment

Interest income, restricted investment was $29,261 during the nine months ended September 30, 2024. There were no comparable transactions in the prior period. The increase is due to the cash held in connection with a vendor dispute.

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

For the nine months ended September 30, 2024, cash provided by operating activities of $1,113,091 resulted primarily from a net loss of ($5,410,393) adjusted for non-cash items totaling $1,124,114 and a net increase of $5,399,370 resulting from changes in the components of working capital. The $1,113,091 in non-cash adjustments to net income are attributable to primarily to charges of $1,036,732 in connection with a minimum interest liability on the Decathlon Loan; $66,964 of depreciation and amortization; and $36,185 related to employee stock-based compensation, and bad debt expense of $3,977, partially offset by $19,744 of interest income on restricted investment. The change in the components of working capital of $5,399,370 was due primarily to a $2,752,947 increase in deferred revenue almost entirely due to the Agreement described in Note 3. “Transfer of Customers and Employees.”, $915,612 increase in accounts payable, $1,049,000 from the reclassification of restricted investment to restricted cash, and a $710,981 decrease in accounts receivable, with the remaining change attributable to normal operational fluctuations in current assets and current liabilities.

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

For the nine months ended September 30, 2024, we used $15,700 of cash in investing activities, consisting of $8,207 invested in capitalized software and $7,493 to purchase fixed assets.

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

For the nine months ended September 30, 2024, cash used in financing activities of $168,477 consisted of $464,477 of principal payments on loans, partially offset by proceeds of $200,000 from the issuance of convertible notes payable – related parties and $96,000 from the issuance of notes payable – related parties.

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

The following table sets forth the reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP financial measure for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Net Loss	$(1,612,177)	$(1,637,337)
Interest, net	91,482	1,165,641
Taxes	-	-
Depreciation and Amortization	17,525	56,493
EBITDA	$(1,503,170)	$(412,203)
Stock-based compensation costs	10,405	94,911
Settlement expense (1)	-	-
Litigation expense (2)	10,000	3,000
Transaction costs (3)	-	27,727
Adjusted EBITDA	$(1,482,765)	$(289,565)

	Nine Months Ended September 30,
	2024	2023
Net Loss	$(5,410,393)	$(5,578,222)
Interest, net	1,324,110	1,611,270
Taxes	-	25
Depreciation and Amortization	66,964	169,485
EBITDA	$(4,019,319)	$(3,797,442)
Stock-based compensation costs	36,185	512,153
Settlement expense (1)	-	894,274
Litigation expense (2)	16,810	28,122
Transaction costs (3)	-	198,174
Adjusted EBITDA	$(3,966,324)	$(2,164,719)

1.	Relates to one-time settlement accrual for the Zeta dispute as previously disclosed in the Company’s SEC filings.

2.	Relates to litigation expense specific to the Zeta dispute as previously disclosed in the Company’s SEC filings.

3.	Relates to legal and consulting fees specific to share exchange as described in Note 1 to the financial statements contained in this report.

Liquidity and Capital Resources

As of November 1, 2024, we have a net unrestricted cash of $30,566. Management believes we do not have sufficient working capital to meet our operating needs for the next 12 months. We have a $4 million loan due December 13, 2024 that if not extended may mean we will cease operations.  In order to meet our working capital requirements, we will need to either raise sufficient capital or reduce our expenditures. We will rely on our ability to improve operating cash flow or raise additional capital through the sale of debt or equity securities and draw on our existing credit facility, in addition to our existing cash and cash equivalents to meet our working capital requirements for at least the next 12 months.

The Company’s ability to continue as a going concern is dependent upon its ability to improve cash flow and the ability to obtain additional financing. These and other factors substantial doubt about the Company’s ability to continue as a going concern in the following 12-month period.

We recently determined not to pursue our Regulation A offering which was qualified in November 2023, and will need to locate capital from other sources, which we may not be able to accomplish in a reasonable amount of time or on favorable terms, if at all.

Our recent and potential future financing transactions, outstanding indebtedness and other developments which will potentially impact our liquidity are summarized below.

During the year ended December 31, 2023, we recorded an increase in the minimum interest liability due on our Decathlon Loan in the amount of $900,000, and during the three months ended September 30, 2024, this amount was increased by an additional $150,000.

Financing Agreements

On June 13, 2019, Socialcom entered into an accounts receivable financing and security agreement (the “Financing Agreement”) with SLR Digital Finance, LLC as the secured lender which was amended on September 18, 2023, January 31, 2024 and April 1, 2024. The Financing Agreement as amended has a current maximum amount of $2,000,000 and an interest rate per annum equal to 5% plus the “prime rate”, which is defined as the higher of the highest rate as reported by the Wall Street Journal or 8.5%. The Financing Agreement provided for an initial financing fee equal to 1/12th of the facility interest rate and additional monthly financing fees of 1/12th of the facility interest rate. The Financing Agreement is subject to an early termination fee equal to 2% of the maximum amount available under the Financing Agreement. Further, the Financing Agreement provides that Socialcom shall at all times use at least 20% of the maximum amount. The revolving credit facility under the Financing Agreement is secured by the trade accounts receivable of Socialcom and guaranteed by its assets and the assets of Vado, including the Socialcom common stock Vado holds representing 100% of the outstanding Socialcom common stock. Upon any event of default, the lender may, among other things, immediately demand repayment of all advanced amounts thereunder. The Financing Agreement provides, among other things, that the lender can immediately terminate the Financing Agreement and demand payment. In addition, Jason Wulfsohn, our Chief Executive Officer and a principal stockholder, guaranteed the loan and pledged his shares of Vado common stock to secure payment. All amounts due under the Financing Agreement have been paid as of September 30, 2024.

On December 31, 2019, Socialcom borrowed $3,000,000 (the “Decathlon Loan”). The Decathlon Loan is due December 13, 2024 and is secured by all the assets of Socialcom. The Decathlon Loan accrues interest at a variable rate based upon internal rate of return targets, which interest multiple is subject to increase by 0.015 upon an event of default. The effective rate of interest for the years ended December 31, 2023 and 2022 was approximately 17%. Repayments are required based upon a fixed percentage of our earned revenue. If not repaid prior the final balance is due on December 13, 2024. The Decathlon Loan is subject to minimum interest that escalates over the term of the loan. At September 30, 2024 and December 31, 2023, the potential liability for unearned minimum interest was $116,837 and $886,733, respectively. During the nine months ended September 30, 2024, the Company made principal payments in the amount $464,476 on the Decathlon loan.

Related Party Indebtedness

The Company had a total of $4,791,014 in outstanding related party indebtedness, including accrued interest, payable to our officers and directors or affiliated entities at September 30, 2024. In October 2024, the Company borrowed an additional $500,000 from Jason Wulfsohn, our Chief Executive Officer, resulting in a total of $5,291,014 in related party indebtedness. For more information on this related party indebtedness, see footnotes 12, 13 and 20 to our financial statements contained in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Mr. Jason Wulfsohn, our Chief Executive Officer (principal executive officer) and Ms. Amanda Edris, our Controller (principal financial officer), have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13(a)-15(e) and 15(d)-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that our disclosure controls and procedures were effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

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

ITEM 1A. RISK FACTORS

In addition to the risks and uncertainties described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 under the section titled “Risk Factors”, the Company is subject to the following risks and uncertainties:

If we are unable to extend a $4 million loan due December 13, 2024, we lack the resources to pay it and as a result may cease operations.

We owe a third party creditor $4 million under a note which is due December 13, 2024. The Board is actively engaged in discussions to renegotiate the terms of our $4 million note. These efforts are focused on securing an extension or revised payment structure to alleviate immediate financial pressure. If we are unable to extend it or our directors and officers are unable to arrange for any financing to pay it, we likely will cease operations. See Note 11 – Loans Payable in this report, and the risk factor titled “The terms of Socialcom’s loan facility could result in the loss of the Socialcom business or result in a change of control of Vado were a default to occur, or cause other material adverse consequences” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for more information on this loan and the risks and uncertainties arising therefrom.

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

On October 27, 2024, the Company entered into a convertible promissory note agreement in the amount of $250,000 with a related party (the “October 27 Note”). The October 27 Note bears interest at the rate of 8.5% per year, is convertible into shares of the Company’s common stock at a price of $0.32 per share, and is due on December 31, 2026.

On October 29, 2024, the Company entered into a convertible promissory note agreement in the amount of $250,000 with a related party (the “October 29 Note”). The October 29 Note bears interest at the rate of 8.5% per year, is convertible into shares of the Company’s common stock at a price of $0.32 per share, and is due on December 31, 2026.

A form of the foregoing notes is incorporated by reference in Exhibit 4.2 of this report.

ITEM 6. EXHIBITS

		Incorporated by Reference			Filed or Furnished
Exhibit Number	Exhibit Description	Form	Date	Number	Herewith
3.1(a)	Articles of Incorporation	S-1	01/18/18	3.1
3.1(b)	Certificate of Amendment to Articles of Incorporation	10-Q	07/15/20	3.1B
3.1(c)	Certificate of Amendment to Articles of Incorporation	8-K	04/01/21	3.1
3.1(d)	Certificate of Amendment to Articles of Incorporation	10-Q	10/12/21	3.1D
3.2	Amended and Restated Bylaws	8-K	05/29/20	3.1
4.1	Certificate of Designations of Series A Convertible Preferred Stock	8-K	06/29/20	4.1
4.1(a)	Certificate of Amendment to Certificate of Designation of Series A Convertible Preferred Stock	8-K	02/21/23	4.1
4.2	Form of Convertible Promissory Note	1-A/A	07/25/23	3.1
31.1	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed
31.2	Certification of Principal Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)				Filed
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002				Filed
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Certain schedules and exhibits to this agreement have been omitted. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vado Corp.

Dated: November 14, 2024	By:	/s/ Jason Wulfsohn
Jason Wulfsohn, Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2024	By:	/s/ Amanda Edris
Amanda Edris, Controller (Principal Financial Officer)